Form 10-Q
period 2020-03-29
TETRA TECH INC
filed 2020-05-01
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 29, 2020

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
Yes ☐   No  ☒

As of April 22, 2020, 54,026,070 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

        Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	March 29, 2020	September 29, 2019
Current assets:
Cash and cash equivalents	$134,981	$120,732
Accounts receivable, net	660,579	768,720
Contract assets	109,166	114,324
Prepaid expenses and other current assets	76,602	62,196
Income taxes receivable	20,612	13,820
Total current assets	1,001,940	1,079,792

Property and equipment, net	35,486	39,441
Right-of-use assets, operating leases	262,678	—
Investments in unconsolidated joint ventures	7,345	6,873
Goodwill	944,718	924,820
Intangible assets, net	14,859	16,440
Deferred tax assets	24,073	28,385
Other long-term assets	52,051	51,657
Total assets	$2,343,150	$2,147,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120,587	$206,609
Accrued compensation	161,494	203,384
Contract liabilities	189,741	165,611
Short-term lease liabilities, operating leases	70,594	—
Current portion of long-term debt	12,525	12,572
Current contingent earn-out liabilities	29,605	24,977
Other current liabilities	151,209	156,801
Total current liabilities	735,755	769,954

Deferred tax liabilities	12,908	12,971
Long-term debt	333,041	263,949
Long-term lease liabilities, operating leases	212,229	—
Long-term contingent earn-out liabilities	23,323	28,015
Other long-term liabilities	75,656	83,055

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 29, 2020 and September 29, 2019	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,142 and 54,565 shares at March 29, 2020 and September 29, 2019, respectively	541	546
Additional paid-in capital	10,473	78,132
Accumulated other comprehensive loss	(199,391)	(160,584)
Retained earnings	1,138,485	1,071,192
Tetra Tech stockholders’ equity	950,108	989,286
Noncontrolling interests	130	178
Total stockholders' equity	950,238	989,464
Total liabilities and stockholders' equity	$2,343,150	$2,147,408
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Revenue	$734,133	$722,621	$1,531,756	$1,440,052
Subcontractor costs	(149,673)	(137,237)	(333,274)	(301,305)
Other costs of revenue	(487,460)	(488,913)	(991,745)	(943,592)
Gross profit	97,000	96,471	206,737	195,155
Selling, general and administrative expenses	(51,041)	(48,898)	(97,476)	(91,871)
Contingent consideration – fair value adjustments	1,571	(28)	1,571	(28)
Income from operations	47,530	47,545	110,832	103,256
Interest expense	(3,501)	(3,164)	(6,849)	(6,061)
Income before income tax (expense) benefit	44,029	44,381	103,983	97,195
Income tax (expense) benefit	(7,616)	11,563	(20,253)	781
Net income	36,413	55,944	83,730	97,976
Net income attributable to noncontrolling interests	(16)	(33)	(23)	(69)
Net income attributable to Tetra Tech	$36,397	$55,911	$83,707	$97,907
Earnings per share attributable to Tetra Tech:
Basic	$0.67	$1.01	$1.53	$1.77
Diluted	$0.66	$1.00	$1.51	$1.74
Weighted-average common shares outstanding:
Basic	54,699	55,143	54,541	55,237
Diluted	55,463	55,985	55,380	56,161

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net income	$36,413	$55,944	$83,730	$97,976

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(47,011)	9,245	(33,112)	(14,089)
Loss on cash flow hedge valuations	(7,365)	(2,769)	(5,695)	(6,778)
Other comprehensive (loss) income attributable to Tetra Tech, net of tax	(54,376)	6,476	(38,807)	(20,867)
Other comprehensive (loss) income attributable to noncontrolling interests, net of tax	(4)	1	(2)	238
Comprehensive (loss) income, net of tax	$(17,967)	$62,421	$44,921	$77,347

Comprehensive (loss) income attributable to Tetra Tech, net of tax	$(17,979)	$62,387	$44,900	$77,040
Comprehensive income attributable to noncontrolling interests, net of tax	12	34	21	307
Comprehensive (loss) income, net of tax	$(17,967)	$62,421	$44,921	$77,347

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2019 and March 29, 2020
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 30, 2018	55,326	$553	$130,753	$(154,693)	$977,541	$954,154	$147	$954,301
Net income					55,911	55,911	33	55,944
Other comprehensive income				6,476		6,476	1	6,477
Distributions paid to noncontrolling interests						—	(21)	(21)
Cash dividends of $0.12 per common share					(6,616)	(6,616)		(6,616)
Stock-based compensation			4,066			4,066		4,066
Restricted & performance shares released	5	—	(66)			(66)		(66)
Stock options exercised	65	1	1,519			1,520		1,520
Stock repurchases	(449)	(5)	(24,995)			(25,000)		(25,000)
BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,836	$990,445	$160	$990,605

BALANCE AT DECEMBER 29, 2019	54,728	$547	$60,747	$(145,015)	$1,110,312	$1,026,591	$174	$1,026,765
Net income					36,397	36,397	16	36,413
Other comprehensive loss				(54,376)		(54,376)	(4)	(54,380)
Distributions paid to noncontrolling interests						—	(56)	(56)
Cash dividends of $0.15 per common share					(8,224)	(8,224)		(8,224)
Stock-based compensation			4,955			4,955		4,955
Restricted & performance shares released	30	1	(281)			(280)		(280)
Stock options exercised	215	2	6,511			6,513		6,513
Stock repurchases	(831)	(9)	(61,459)			(61,468)		(61,468)
BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238

Tetra Tech, Inc.
Consolidated Statements of Equity
Six Months Ended March 31, 2019 and March 29, 2020
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Net income					97,907	97,907	69	97,976
Other comprehensive (loss) income				(20,867)		(20,867)	238	(20,629)
Distributions paid to noncontrolling interests						—	(276)	(276)
Cash dividends of $0.24 per common share					(13,270)	(13,270)		(13,270)
Stock-based compensation			8,595			8,595		8,595
Restricted & performance shares released	179	2	(6,804)			(6,802)		(6,802)
Stock options exercised	151	2	3,832			3,834		3,834
Shares issued for Employee Stock Purchase Plan	148	1	6,842			6,843		6,843
Stock repurchases	(880)	(9)	(49,991)			(50,000)		(50,000)
Cumulative effect of accounting changes					(2,766)	(2,766)		(2,766)
BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,836	$990,445	$160	$990,605

BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					83,707	83,707	23	83,730
Other comprehensive loss				(38,807)		(38,807)	(2)	(38,809)
Distributions paid to noncontrolling interests						—	(69)	(69)
Cash dividends of $0.30 per common share					(16,414)	(16,414)		(16,414)
Stock-based compensation			9,437			9,437		9,437
Restricted & performance shares released	215	2	(11,100)			(11,098)		(11,098)
Stock options exercised	269	3	7,924			7,927		7,927
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,075)	(11)	(82,634)			(82,645)		(82,645)
BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$83,730	$97,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,809	14,731
Equity in income of unconsolidated joint ventures	(3,333)	(1,386)
Distributions of earnings from unconsolidated joint ventures	2,467	1,193
Amortization of stock-based awards	9,437	8,595
Deferred income taxes	3,153	(26,092)
Provision for doubtful accounts	5,560	9,878
Fair value adjustments to contingent consideration	(1,571)	28
Gain on sale of property and equipment	(3,523)	(223)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	99,367	48,041
Prepaid expenses and other assets	5,317	(16,007)
Accounts payable	(89,630)	(26,908)
Accrued compensation	(44,690)	(29,604)
Contract liabilities	24,130	5,114
Other liabilities	(14,129)	17,863
Income taxes receivable/payable	(5,895)	(3,951)
Net cash provided by operating activities	83,199	99,248
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(27,739)	3,545
Capital expenditures	(5,876)	(7,178)
Proceeds from sale of property and equipment	6,316	250
Net cash used in investing activities	(27,299)	(3,383)
Cash flows from financing activities:
Proceeds from borrowings	243,364	128,717
Repayments on long-term debt	(174,730)	(162,092)
Repurchases of common stock	(81,660)	(50,000)
Taxes paid on vested restricted stock	(10,857)	(6,802)
Stock options exercised	7,927	3,834
Net change in overdrafts	2,737	—
Dividends paid	(16,414)	(13,270)
Payments of contingent earn-out liabilities	(9,624)	(11,067)
Net cash used in financing activities	(39,257)	(110,680)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,409)	(645)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,234	(15,460)
Cash, cash equivalents and restricted cash at beginning of period	120,901	148,884
Cash, cash equivalents and restricted cash at end of period	$135,135	$133,424
Supplemental information:
Cash paid during the period for:
Interest	$6,510	$6,057
Income taxes, net of refunds received of $0.5 million and $0.9 million	$23,437	$30,707
Supplemental disclosures of non-cash investing activities:
Issuance of promissory note for business acquisition	$—	$24,688
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$134,981	$130,728
Restricted cash	154	2,696
Total cash, cash equivalents and restricted cash	$135,135	$133,424
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

        In June 2016, the FASB issued updated guidance which requires entities to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The updated guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. Subsequently, the FASB issued guidance clarifying and amending certain aspects of the credit losses standard in November 2019 and February 2020. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In March 2020, the FASB issued guidance for the global transition away from referencing LIBOR, which provides temporary optional guidance in the form of optional expedients to ease the potential burden in accounting for reference rate reform. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform for hedging relationships existing as of December 31, 2022. The guidance is effective as of March 12, 2020 through December 31, 2022. As of March 29, 2020, this guidance had no impact on our consolidated financial statements. We are currently evaluating the impact this guidance will have on our consolidated financial statements for future periods.

3.                                Revenue and Contract Balances

Disaggregation of Revenue

        We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Client Sector:
U.S. state and local government	$102,260	$129,868	$224,616	$253,147
U.S. federal government (1)	243,261	216,498	488,564	441,256
U.S. commercial	162,198	165,970	345,169	338,758
International (2)	226,414	210,285	473,407	406,891
Total	$734,133	$722,621	$1,531,756	$1,440,052

Contract Type:
Fixed-price	$255,613	$247,831	$526,668	$488,764
Time-and-materials	350,618	345,626	738,776	682,163
Cost-plus	127,902	129,164	266,312	269,125
Total	$734,133	$722,621	$1,531,756	$1,440,052

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.

        Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 29, 2020 and March 31, 2019.

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

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
Contract assets (1)	$109,166	$114,324
Contract liabilities	(189,741)	(165,611)
Net contract liabilities	$(80,575)	$(51,287)

(1)     Includes $25.5 million and $26.5 million of contract retentions as of March 29, 2020 and September 29, 2019, respectively.

        Revenue recognized in the first half of fiscal 2020 from amounts included in contract liabilities at the beginning of the period was approximately $105 million (approximately $74 million in the first half of fiscal 2019.)

        We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable operating income adjustments of $2.8 million in the second quarter and first half of fiscal 2020. These adjustments to our operating income in the first half of fiscal 2019 were immaterial. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of March 29, 2020 and September 29, 2019, our consolidated balance sheets included liabilities for anticipated losses of $14.6 million and $11.5 million, respectively. The estimated cost to complete the related contracts as of March 29, 2020 was approximately $57 million.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
Billed	$438,029	$522,256
Unbilled	279,440	300,035
Total accounts receivable	717,469	822,291
Allowance for doubtful accounts	(56,890)	(53,571)
Total accounts receivable, net	$660,579	$768,720

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at March 29, 2020 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

        Total accounts receivable at March 29, 2020 and September 29, 2019 included approximately $14 million and $15 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. We recorded no material gains or losses related to claims in the first half of fiscal 2020. In the first half of fiscal 2019 (all in the second quarter), we recognized reductions of revenue of $4.8 million and $3.6 million and related losses in operating income of $5.9 million and

$3.6 million in our Remediation and Construction Management ("RCM") and Commercial/International Services Group ("CIG") segments, respectively.

No single client accounted for more than 10% of our accounts receivable at March 29, 2020 and September 29, 2019.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.0 billion of RUPOs as of March 29, 2020. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of March 29, 2020 over the following periods:

Amount
(in thousands)
Within 12 months	$1,716,973
Beyond	1,255,124
Total	$2,972,097

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

4.            Acquisitions

In the second quarter of fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia. SEG is part of our Government Services Group ("GSG") segment. The fair value of the purchase price was $41.8 million. This amount was comprised of $30.0 million in initial cash payments made to the sellers, $0.5 million of payables related to estimated post-closing adjustments for net assets acquired, and $11.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

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

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill additions related to our fiscal 2019 acquisitions represent the value of a workforce with emerging technology and new techniques that incorporate artificial intelligence, data analytics and advanced cybersecurity solutions for government and commercial clients, and expanding our geographic presence in the United Kingdom with a strong platform for growth in the United Kingdom and Europe. The fiscal 2020 goodwill addition represents the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud, and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

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

        We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the second quarter of fiscal 2020, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. As a result, we had a net reduction of $1.6 million in our contingent earn-out liabilities as of March 29, 2020 and a net gain of $1.6 million in our operating income for the first half of fiscal 2020 (all in the second quarter). These adjustments were immaterial for the first half of fiscal 2019.

        At March 29, 2020, there was a total potential maximum of $81.8 million of outstanding contingent consideration related to acquisitions. Of this amount, $52.9 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption due to the COVID-19 pandemic is prolonged, we could have more significant reductions in our contingent earn-out liabilities and related gains in operating income in future periods.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 29, 2019	$441,802	$483,018	$924,820
Acquisition activity	35,560	5,508	41,068
Translation	(4,059)	(17,111)	(21,170)
Balance at March 29, 2020	$473,303	$471,415	$944,718

The goodwill addition in GSG relates to the SEG acquisition completed in the second quarter of fiscal 2020. The purchase price allocation for this acquisition is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts above are presented net of any reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $491.0 million and $459.5 million at March 29, 2020 and September 29, 2019, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $577.1 million and $588.7 million at March 29, 2020 and September 29, 2019, respectively, excluding $105.7 million of accumulated impairment.

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

During the second quarter of fiscal 2020, we considered whether the global economic disruption due to the COVID-19 pandemic had caused the fair value of any of our reporting units to fall below their carrying value resulting in goodwill impairment. Although our forecasted revenue and operating income for the second half of fiscal 2020 are now lower than our expectations during our last annual and interim impairment tests, we concluded that none of our reporting units' fair value had fallen below their carrying value. However, our Asia Pacific ("ASP") and Remediation and Field Services ("RFS") reporting units had fair values that exceeded their carrying values by less than 20% as of March 29, 2020. The carrying values for our ASP and RFS reporting units include approximately $102 million and $48 million of goodwill, respectively. If the financial performance of the operations in the ASP and RFS reporting units were to deteriorate further and fall below our current revenue and operating profit margin forecasts, or we are required to increase the discount rate used in our cash flow analysis, the related goodwill may become impaired.

During the fourth quarter of fiscal 2019, we performed an interim goodwill impairment review of our RFS reporting unit and recorded a $7.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equaled its carrying value of $61 million at September 29, 2019, including the remaining $48.8 million of goodwill.

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on our consolidated balance sheets, were as follows:

	March 29, 2020			September 29, 2019
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	3.0	$58,708	$(51,596)	$56,779	$(50,455)
Backlog	0.9	33,618	(27,889)	32,229	(24,968)
Trade names	1.8	7,143	(5,125)	7,714	(4,859)
Total		$99,469	$(84,610)	$96,722	$(80,282)

Amortization expense for the three and six months ended March 29, 2020 was $3.4 million and $6.4 million, respectively, compared to $2.2 million and $6.2 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2020 and succeeding years is as follows:

Amount
(in thousands)
2020	$5,096
2021	5,898
2022	2,173
2023	1,491
2024	201
Total	$14,859

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
Equipment, furniture and fixtures	$112,803	$114,652
Leasehold improvements	33,495	34,881
Land and buildings	378	371
Total property and equipment	146,676	149,904
Accumulated depreciation	(111,190)	(110,463)
Property and equipment, net	$35,486	$39,441

The depreciation expense related to property and equipment was $3.1 million and $6.4 million for the three and six months ended March 29, 2020, respectively, compared to $4.2 million and $8.5 million for the prior-year periods. We classified $4.1 million and $5.4 million of net assets as held-for-sale and reported them as "Prepaid expenses and other current assets" on our consolidated balance sheets as of March 29, 2020 and September 29, 2019, respectively, related to the disposal of our Canadian turn-key pipeline activities. The $1.3 million decline was due to the sales of these held-for-sale assets during the first half of fiscal 2020, which resulted in a net gain of $3.0 million.

7.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). As of March 29, 2020, we had a remaining balance of $243.3 million available under the 2019 and 2020 programs. The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and the first half of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020 (1)	2019 Program	1,060,850	$76.98	$81,660

(1) These amounts excluded 13,869 shares at the average price per share of $71.03 ($1.0 million of repurchases) that were traded but not yet settled as of March 29, 2020.

The following table presents dividend declared and paid in the first half of fiscal 2020 and 2019:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,224
Total dividend paid as of March 29, 2020				$16,414

November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
Total dividend paid as of March 31, 2019				$13,270

Subsequent Event.  On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on May 29, 2020 to stockholders of record as of the close of business on May 13, 2020.

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

        We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology ("IT") equipment and the related ROU and lease liabilities were immaterial at March 29, 2020.

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

        The components of lease costs for the three and six months ended March 29, 2020 are as follows:

	Three Months Ended	Six Months Ended
	(in thousands)
Operating lease cost	$21,595	$42,767
Sublease income	(541)	(1,115)
Other	18	36
Total lease cost	$21,072	$41,688

        Supplemental cash flow information related to leases for the six months ended March 29, 2020 is as follows:

Amount
(in thousands)
Operating cash flows for operating leases	$41,504
Right-of-use assets obtained in exchange for new operating lease liabilities	$321,919

        Supplemental balance sheet and other information related to leases as of March 29, 2020 are as follows:

Amount
(in thousands)
Operating leases:
Right-of-use assets	$262,678

Lease liabilities:
Current	$70,594
Long-term	212,229
Total operating lease liabilities	$282,823

Weighted-average remaining lease term:
Operating leases	5 years
Weighted-average discount rate:
Operating leases	2.4%

        As of March 29, 2020, we have additional operating leases, primarily for office space, that have not yet commenced of $1.7 million. These operating leases will commence in fiscal 2020 and 2021 with lease terms of five years.

        A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of March 29, 2020 is as follows:

Amount
(in thousands)
2020	$40,195
2021	69,193
2022	60,307
2023	41,736
2024	30,055
Beyond	63,136
Total lease payments	304,622
Less: imputed interest	(21,799)
Total present value of lease liabilities	$282,823

        As of September 29, 2019, $343.5 million of minimum rental commitments on operating leases was payable as follows: $108.8 million in fiscal 2020, $66.4 million in fiscal 2021, $51.4 million in fiscal 2022, $36.5 million in fiscal 2023, $25.8 million in fiscal 2024, and $54.6 million thereafter. Rental expense for the three and six months ended March 31, 2019 was $19.2 million and $38.6 million, respectively.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 29, 2020 was $5.0 million and $9.4 million, respectively, compared to $4.1 million and $8.6 million for the same periods last year. Most of these amounts were included in SG&A in our consolidated statements of income. In the first half of fiscal 2020 (all in the first quarter), we awarded 74,011 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $99.85 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 163,525 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $84.01 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$36,397	$55,911	$83,707	$97,907

Weighted-average common shares outstanding – basic	54,699	55,143	54,541	55,237
Effect of dilutive stock options and unvested restricted stock	764	842	839	924
Weighted-average common shares outstanding – diluted	55,463	55,985	55,380	56,161

Earnings per share attributable to Tetra Tech:
Basic	$0.67	$1.01	$1.53	$1.77
Diluted	$0.66	$1.00	$1.51	$1.74

11.                                  Income Taxes

The effective tax rates for the first half of fiscal 2020 and 2019 were 19.5% and (0.8)%, respectively. The tax rates for fiscal 2020 and 2019 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. We finalized the analysis of our deferred tax liabilities for the TCJA's lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Additionally, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and R&D credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Excluding the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first half of fiscal 2019 was 24.8%.

As of March 29, 2020 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.8 million and $9.2 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

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
CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, energy, utilities, industrial, manufacturing, aerospace, and resource management markets. CIG also provides infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
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

Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
	(in thousands)
Revenue
GSG	$436,903	$417,526	$894,307	$829,497
CIG	308,412	322,458	659,576	640,252
RCM	5	(4,645)	150	(3,192)
Elimination of inter-segment revenue	(11,187)	(12,718)	(22,277)	(26,505)
Total	$734,133	$722,621	$1,531,756	$1,440,052

Income from operations
GSG	$35,347	$44,803	$77,395	$82,217
CIG	21,676	20,869	53,309	47,968
RCM	(1)	(5,938)	1	(5,934)
Corporate (1)	(9,492)	(12,189)	(19,873)	(20,995)
Total	$47,530	$47,545	$110,832	$103,256

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
Total Assets
GSG	$546,090	$587,040
CIG	362,446	450,276
RCM	14,285	15,608
Corporate (1)	1,420,329	1,094,484
Total	$2,343,150	$2,147,408

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, leases, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019). The carrying value of our long-term debt approximated fair value at March 29, 2020 and September 29, 2019. At March 29, 2020, we had borrowings of $345.5 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of March 29, 2020, the notional principal of our outstanding interest swap agreements was $234.4 million ($46.9 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At March 29, 2020 and September 29, 2019, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(16.6) million and $(10.9) million, respectively, of which we expect to reclassify $5.5 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	March 29, 2020	September 29, 2019
		(in thousands)
Interest rate swap agreements	Other current liabilities	$(16,568)	$(10,873)

Changes in the fair value of the interest rate swap agreements are presented on the consolidated statements of comprehensive income as follows:

	Six Months Ended
	March 29, 2020	March 31, 2019
	(in thousands)
Loss recognized in other comprehensive income, net of tax:
Interest rate swap agreements	$(5,695)	$(6,778)
We had no other derivative instruments that were not designated as hedging instruments for the first half of fiscal 2020 and fiscal year ended September 29, 2019.

15.                               Reclassifications Out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the three and six months ended March 29, 2020 and March 31, 2019 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at December 30, 2018	$(151,936)	$(2,757)	$(154,693)
Other comprehensive income (loss) before reclassifications	9,245	(2,504)	6,741
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(265)	(265)
Net current-period other comprehensive income (loss)	9,245	(2,769)	6,476
Balances at March 31, 2019	$(142,691)	$(5,526)	$(148,217)

Balances at December 29, 2019	$(135,812)	$(9,203)	$(145,015)
Other comprehensive loss before reclassifications	(47,011)	(6,727)	(53,738)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(638)	(638)
Net current-period other comprehensive loss	(47,011)	(7,365)	(54,376)
Balances at March 29, 2020	$(182,823)	$(16,568)	$(199,391)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(14,089)	(6,287)	(20,376)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(491)	(491)
Net current-period other comprehensive loss	(14,089)	(6,778)	(20,867)
Balances at March 31, 2019	$(142,691)	$(5,526)	$(148,217)

Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive loss before reclassifications	(33,112)	(4,574)	(37,686)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(1,121)	(1,121)
Net current-period other comprehensive loss	(33,112)	(5,695)	(38,807)
Balances at March 29, 2020	$(182,823)	$(16,568)	$(199,391)

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

On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office filed an amended complaint in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

17.                               Related Party Transaction

        We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the three and six months of fiscal 2020 was $19.1 million and $48.0 million, respectively, compared to $21.8 million and $45.7 million for the same periods last year. Our related reimbursable costs for the three and six months of fiscal 2020 were approximately $18.8 million and $47.6 million, respectively, compared to $21.6 million and $45.1 million for the prior-year periods. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
Accounts receivable, net	$14,847	$19,351
Contract assets	8,985	9,681
Contract liabilities	(489)	(111)

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Client Sector
U.S. state and local government	13.9%	18.0%	14.7%	17.6%
U.S. federal government (1)	33.1	29.9	31.9	30.6
U.S. commercial	22.1	23.0	22.5	23.5
International (2)	30.9	29.1	30.9	28.3
Total	100.0%	100.0%	100.0%	100.0%

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

Commercial/International Services Group (“CIG”).  CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, energy utilities, industrial, manufacturing, aerospace, and resource management markets. CIG also provides infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Reportable Segment
GSG	59.5%	57.8%	58.4%	57.6%
CIG	42.0	44.6	43.1	44.4
RCM	—	(0.6)	—	(0.2)
Inter-segment elimination	(1.5)	(1.8)	(1.5)	(1.8)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Contract Type
Fixed-price	34.8%	34.3%	34.4%	33.9%
Time-and-materials	47.8	47.8	48.2	47.4
Cost-plus	17.4	17.9	17.4	18.7
Total	100.0%	100.0%	100.0%	100.0%

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. As the coronavirus disease 2019 ("COVID-19") spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed has allowed our staff to support clients and projects remotely. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the challenges of COVID-19, with the commitment of our 20,000 staff supported by technological innovation.

We entered fiscal 2020 in the best position in our history, with record backlog from our government and commercial clients supporting their critical water and environmental programs. For the first five months of fiscal 2020, we were on pace for another record year; however, the unprecedented disruption of the global economy due to the COVID-19 pandemic has impacted all businesses. Our government business, which represents approximately 60% of our revenue, has been relatively stable, while our commercial business has seen more impact. Much of our commercial business has continued due to regulatory drivers, but we have seen project delays and cancellations in the industrial sectors. Our diversified end-markets have allowed us to redeploy staff to areas of uninterrupted or increased demand, and we have made decisions to align our cost structures with certain program delays and cancellations. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environment restoration and impacts of climate change.

In the first half of fiscal 2020, our revenue increased 6.4% compared to the prior-year period. Our revenue includes $134.2 million of revenue from the acquisitions of Segue Technologies ("SEG"), eGlobalTech and WYG plc, which did not contribute to our revenue in the first half of fiscal 2019. Excluding the current-year contribution from these acquisitions and the impact of the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019, our revenue was similar to the first half of last year.

U.S. Federal Government.  Our U.S. federal government revenue increased 10.7% in the first half of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions, our revenue grew 2.0% in the first half of fiscal 2020 compared to the fiscal 2019 period. The increase was primarily due to activity with civilian agencies, particularly water and environmental programs. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 11.3% in the first half of fiscal 2020 compared to the same period last year as we experienced a decrease in revenue from disaster response activities. This decline was partially offset by continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Although most of our work for U.S. state and local governments relates to critical water and environmental programs, we currently would expect some of our clients to face future budgetary constraints, which could impact our business.

U.S. Commercial.  Our U.S. commercial revenue increased 1.9% in the first half of fiscal 2020 compared to the same period last year. This growth was primarily related to renewable energy and environmental remediation projects. We currently expect the adverse impact of the COVID-19 pandemic to our U.S. commercial revenue to be more significant than to our government programs and projects.

International.  Our international revenue increased 16.3% in the first half of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions and the impact of the prior-year disposal of our Canadian turn-key pipeline activities, our revenue grew 2.2% compared to the first half of fiscal 2019. The revenue growth primarily reflects increased renewable energy activity in Canada. In light of the COVID-19 pandemic, we currently expect our total international government work to be stable; however, our international commercial activities could have a significant adverse impact if the current economic conditions are prolonged.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$734,133	$722,621	$11,512	1.6%	$1,531,756	$1,440,052	$91,704	6.4%
Subcontractor costs	(149,673)	(137,237)	(12,436)	(9.1)	(333,274)	(301,305)	(31,969)	(10.6)
Revenue, net of subcontractor costs (1)	584,460	585,384	(924)	(0.2)	1,198,482	1,138,747	59,735	5.2
Other costs of revenue	(487,460)	(488,913)	1,453	0.3	(991,745)	(943,592)	(48,153)	(5.1)
Gross profit	97,000	96,471	529	0.5	206,737	195,155	11,582	5.9
Selling, general and administrative expenses	(51,041)	(48,898)	(2,143)	(4.4)	(97,476)	(91,871)	(5,605)	(6.1)
Contingent consideration - fair value adjustments	1,571	(28)	1,599	5,710.7	1,571	(28)	1,599	5,710.7
Income from operations	47,530	47,545	(15)	—	110,832	103,256	7,576	7.3
Interest expense	(3,501)	(3,164)	(337)	(10.7)	(6,849)	(6,061)	(788)	(13.0)
Income before income tax (expense) benefit	44,029	44,381	(352)	(0.8)	103,983	97,195	6,788	7.0
Income tax (expense) benefit	(7,616)	11,563	(19,179)	(165.9)	(20,253)	781	(21,034)	(2,693.2)
Net income	36,413	55,944	(19,531)	(34.9)	83,730	97,976	(14,246)	(14.5)
Net income attributable to noncontrolling interests	(16)	(33)	17	51.5	(23)	(69)	46	66.7
Net income attributable to Tetra Tech	$36,397	$55,911	$(19,514)	(34.9)	$83,707	$97,907	$(14,200)	(14.5)
Diluted earnings per share	$0.66	$1.00	$(0.34)	(34.0)%	$1.51	$1.74	$(0.23)	(13.2)%

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

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results, gains on non-core equipment disposals, earn-out adjustments, COVID-19 impact, and non-recurring tax benefits. The gains on non-core equipment disposals relate to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 23.3% and 24.0% in the first half of fiscal 2020 and 2019, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients, and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all 450 of our global offices to remain operational supporting our programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security, and sanitizing of our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Although the charges were recognized in the second quarter, substantially all of these costs are expected to be paid in cash in the third quarter of fiscal 2020.

	Three Months Ended				Six Months Ended
	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
			$	%			$	%
	($ in thousands)
Income from operations	$47,530	$47,545	$(15)	—%	$110,832	$103,256	$7,576	7.3%
RCM	1	5,938	(5,937)	NM	—	5,934	(5,934)	NM
Non-core equipment disposal	(2,184)	—	(2,184)	NM	(2,984)	—	(2,984)	NM
Earn-out adjustments	(971)	1,028	(1,999)	NM	(971)	1,028	(1,999)	NM
COVID-19	8,233	—	8,233	NM	8,233	—	8,233	NM
Adjusted income from operations (1)	$52,609	$54,511	$(1,902)	(3.5)%	$115,110	$110,218	$4,892	4.4%

EPS	$0.66	$1.00	$(0.34)	(34.0)%	$1.51	$1.74	$(0.23)	(13.2)%
Earn-out adjustments	(0.01)	0.01	(0.02)	NM	(0.01)	0.01	(0.02)	NM
RCM	—	0.08	(0.08)	NM	—	0.08	(0.08)	NM
Non-core equipment disposal	(0.03)	—	(0.03)	NM	(0.04)	—	(0.04)	NM
COVID-19	0.11	—	0.11	NM	0.11	—	0.11	NM
Non-recurring tax benefits	—	(0.39)	0.39	NM	—	(0.43)	0.43	NM
Adjusted EPS (1)	$0.73	$0.70	$0.03	4.3%	$1.57	$1.40	$0.17	12.1%

NM = not meaningful
(1) Non-GAAP financial measure

In the second quarter of fiscal 2020, revenue and revenue, net of subcontractor costs, increased $11.5 million, or 1.6%, and decreased $0.9 million, or 0.2%, respectively, compared to the same quarter last year. Excluding the contributions from the aforementioned acquisitions, our revenue decreased 8.8%, compared to the year-ago quarter. These declines were primarily due to lower disaster response activities in our GSG segment and the prior-year disposal of our Canadian turn-key pipeline activities in our CIG segment.

In the first half of fiscal 2020, revenue and revenue, net of subcontractor costs, increased $91.7 million, or 6.4%, and $59.7 million, or 5.2%, respectively, compared to the first six months of last year. Excluding the contributions from the aforementioned acquisitions, our revenue decreased 2.9% compared to the same period last year. These declines are also primarily due to lower disaster response activities and the prior-year disposal of our Canadian turn-key pipeline activities.

        Our operating income was flat in the second quarter and increased $7.6 million in the first half of fiscal 2020 compared to the prior-year periods. These results reflect the previously described incremental charges of $8.2 million in the second quarter of fiscal 2020 to address the COVID-19 pandemic. These costs were partially offset by gains related to the disposal of our Canadian turn-key pipeline activities and earn-out adjustments. Excluding these items, our adjusted operating income decreased $1.9 million in the second quarter and increased $4.9 million in the first half of fiscal 2020 compared to the same periods last year. Our GSG segment's operating income decreased $9.5 million and $4.8 million, in the second quarter and first half of fiscal 2020 compared to the same periods in fiscal 2019. These results are described below under "Government Services Group." Our CIG segment's operating income increased $0.8 million and $5.3 million in the second quarter and first six months of fiscal 2020, respectively, compared to the same periods last year. These results are described below under "Commercial/International Services Group."

Our net interest expense was $3.5 million and $6.8 million in the second quarter and first half of fiscal 2020 compared to $3.2 million and $6.1 million in fiscal 2019 periods, respectively. The increases reflect increased borrowings, partially offset by lower interest rates (primarily LIBOR).

The effective tax rates were 19.5% and (0.8)% for the first half of fiscal 2020 and 2019, respectively. The tax rates for fiscal 2020 and 2019 reflect the impact of the comprehensive tax legislation enacted by the U.S. government on December 22, 2017, which is commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, limiting the deductibility of certain executive compensation, and implementing a modified territorial tax system with the introduction of the Global Intangible Low-Taxed Income tax rules. The TCJA also imposed a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the tax law was enacted. We finalized the analysis of our deferred tax liabilities for the TCJA's lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Additionally, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and R&D credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets. Excluding the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first half of fiscal 2019 was 24.8%.

Our EPS was $0.66 and $1.51 in the second quarter and first half of fiscal 2020, compared to $1.00 and $1.74 in last-year periods, respectively. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2019, EPS was $0.73 and $1.57 in the second quarter and first half of fiscal 2020, compared to $0.70 and $1.40 in fiscal 2019 periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$436,903	$417,526	$19,377	4.6%	$894,307	$829,497	$64,810	7.8%
Subcontractor costs	(115,861)	(101,485)	(14,376)	(14.2)	(243,559)	(210,175)	(33,384)	(15.9)
Revenue, net of subcontractor costs	$321,042	$316,041	$5,001	1.6	$650,748	$619,322	$31,426	5.1

Income from operations	$35,347	$44,803	$(9,456)	(21.1)%	$77,395	$82,217	$(4,822)	(5.9)%

Revenue and revenue, net of subcontractor costs, increased $19.4 million, or 4.6%, and $5.0 million, or 1.6%, respectively, in the second quarter of fiscal 2020 compared to the year-ago quarter. For the first half of fiscal 2020, revenue and revenue, net of subcontractor costs, increased $64.8 million, or 7.8%, and $31.4 million, or 5.1%, respectively, compared to the prior-year period. These increases include contributions from the aforementioned acquisitions. Excluding these contributions, revenue decreased 4.2% in the second quarter of fiscal 2020 and was flat in the first half of fiscal 2020 compared to the same periods in fiscal 2019. This reflects a revenue decline from disaster response projects, substantially offset by continued broad-based growth in our U.S. government water and environmental programs.

Operating income decreased $9.5 million in the second quarter and $4.8 million in the first half of fiscal 2020 compared to the same periods last year, primarily reflecting the lower disaster response revenue. Also, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, was 11.9% in the first half of fiscal 2020. Excluding the COVID-19 charges, our operating margin was 12.1% in the first half of fiscal 2020 compared to 13.3% in the first half of last year.

Commercial/International Services Group

	Three Months Ended				Six Months Ended
	March 29, 2020	March 31, 2019	Change		March 29, 2020	March 31, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$308,412	$322,458	$(14,046)	(4.4)%	$659,576	$640,252	$19,324	3.0%
Subcontractor costs	(44,929)	(48,374)	3,445	7.1	(111,814)	(116,662)	4,848	4.2
Revenue, net of subcontractor costs	$263,483	$274,084	$(10,601)	(3.9)	$547,762	$523,590	$24,172	4.6

Income from operations	$21,676	$20,869	$807	3.9%	$53,309	$47,968	$5,341	11.1%

Revenue and revenue, net of subcontractor costs, decreased $14.0 million, or 4.4%, and $10.6 million, or 3.9%, respectively, in the second quarter of fiscal 2020 compared to the year-ago quarter. For the first half of fiscal 2020, revenue and revenue, net of subcontractor costs, increased $19.3 million, or 3.0%, and $24.2 million, or 4.6%, respectively, compared to the year-ago period. These amounts include contributions from the aforementioned acquisitions. Excluding these contributions, revenue decreased 16.1% and 7.9% in the second quarter and first half of fiscal 2020, respectively, compared to the same periods last year. The declines primarily reflect the disposal of our Canadian turn-key pipeline activities.

Operating income in the second quarter and first half of fiscal 2020 includes gains of $2.2 million and $3.0 million, respectively, from the disposition of non-core equipment related to the Canadian pipeline activities. In addition, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Excluding the disposition gains and the COVID-19 charges, operating income increased $5.3 million and $9.0 million in the second quarter and first six months of fiscal 2020, respectively, compared to the same periods in fiscal 2019. Our operating margin, based on revenue, net of subcontractor costs, was 9.7% in the first half of fiscal 2020. Excluding the disposition gains and the COVID-19 charges, our operating margin improved to 10.4% in the first half of fiscal 2020 from 9.2% in the first half of last year. Operating income in the second quarter of fiscal 2019 included a loss of $3.6 million for the settlement of a claim related to a project that was completed in fiscal 2017. Excluding this charge from a prior-year project, our operating margin in the first half of fiscal 2019 was 9.8%.

Remediation and Construction Management

	Three Months Ended			Six Months Ended
	March 29, 2020	March 31, 2019	Change	March 29, 2020	March 31, 2019	Change

	($ in thousands)
Revenue	$5	$(4,645)	$4,650	$150	$(3,192)	$3,342
Subcontractor costs	(70)	(96)	26	(178)	(973)	795
Revenue, net of subcontractor costs	$(65)	$(4,741)	$4,676	$(28)	$(4,165)	$4,137

Income (loss) from operations	$(1)	$(5,938)	$5,937	$1	$(5,934)	$5,935

RCM's projects were substantially complete at the end of fiscal 2019. The revenue of $(4.6) million and $(3.2) million in the second quarter and first half of fiscal 2019, respectively, reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed last year.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	March 29, 2020	September 29, 2019
	(in thousands)
RUPOs	$2,972,097	$3,081,471
Items impacting comparability:
Contract term	17,001	10,386
Backlog	$2,989,098	$3,091,857

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of March 29, 2020, we had $135 million of cash and cash equivalents and access to an additional $639 million of borrowings available under its credit facility. During the second quarter, the Company generated $101 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, capital expenditures, stock repurchases, cash dividends and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months including any additional resources needed to address the COVID-19 pandemic.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We have no need or plans to repatriate foreign earnings at this time.

On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). In fiscal 2019, we expended $100 million to repurchase our stock under these programs. In the first half of fiscal 2020, we paid an additional $81.7 million for share repurchases. As a result, we had a remaining balance of $243.3 million available under the 2019 and 2020 programs.

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

Subsequent Event.  On April 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on May 29, 2020 to stockholders of record as of the close of business on May 13, 2020.

Cash Equivalents and Restricted Cash.  As of March 29, 2020, cash equivalents and restricted cash were $135.1 million, an increase of $14.2 million compared to the fiscal 2019 year-end. The increase was due to net cash provided by operating activities, primarily due to shorter collection periods for accounts receivable and settlements of claims, and increased net borrowings of long-term debt, partially offset by stock repurchases, dividends, contingent earn-out payments, and SEG acquisition.

Operating Activities.  For the first half of fiscal 2020, net cash provided by operating activities was $83.2 million, a decrease of $16.0 million compared to the same period last year. The decrease primarily resulted from the timing on payments to our vendors and employees.

Investing Activities.  For the first half of fiscal 2020, net cash used in investing activities was $27.3 million, an increase of $23.9 million compared to the year-ago period, due to SEG acquisition in the second quarter of fiscal 2020.

Financing Activities.  For the first half of fiscal 2020, net cash used in financing activities was $39.3 million, a decrease of $71.4 million compared to fiscal 2019 period. The change was due to higher net borrowings of long-term debt, partially offset by increased stock repurchases compared to the prior-year period.

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

As of March 29, 2020, we had $345.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $234.4 million under the Term Loan Facility and $111.1 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 2.91% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the six months ended March 29, 2020 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.63%. At March 29, 2020, we had $338.5 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

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

At March 29, 2020, we were in compliance with these covenants with a consolidated leverage ratio of 1.57x and a consolidated interest coverage ratio of 16.11x. Our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) our accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

In addition to the credit facility, we entered into agreements to issue standby letters of credit. The aggregate amount of standby letters of credit outstanding under these additional agreements and other bank guarantees was $43.1 million, of which $12.0 million was issued in currencies other than the U.S. dollar.

We maintain at our Australian subsidiary an AUD$30 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in March 2021 and is secured by a parent guarantee. At March 29, 2020, there were no borrowings outstanding under this facility and bank guarantees outstanding of USD$6.8 million, which were issued in currencies other than the U.S. dollar.

We maintain at our United Kingdom subsidiary a GBP£35 million credit facility, which may be used for bank overdrafts, short-term cash advances and bank guarantees. This facility expires in July 2020 and is secured by a parent guarantee. At March 29, 2020, there was USD$2.7 million borrowings outstanding under this facility and bank guarantees outstanding of USD$17.5 million, which were issued in currencies other than the U.S. dollar.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2020:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2019	$0.15	December 2, 2019	$8,190	December 13, 2019
January 27, 2020	$0.15	February 12, 2020	$8,224	February 28, 2020
April 27, 2020	$0.17	May 13, 2020	N/A	May 27, 2020

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

As of March 29, 2020 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.8 million and $9.2 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 29, 2020, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement, $43.1 million in standby letters of credit outstanding under our additional letter of credit facilities, $6.8 million of bank guarantees under our Australian facility, and $17.5 million under our United Kingdom facility.

•From time to time, we provide guarantees and indemnifications related to our services. If our services under a guaranteed or indemnified project are later determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed or indemnified projects is available and monetary damages or other costs or losses are determined to be probable, we recognize such guaranteed losses.

•In the ordinary course of business, we enter into various agreements as part of certain unconsolidated subsidiaries, joint ventures, and other jointly executed contracts where we are jointly and severally liable. We enter into these agreements primarily to support the project execution commitments of these entities. The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated. For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.

•In the ordinary course of business, our clients may request that we obtain surety bonds in connection with contract performance obligations that are not required to be recorded in our consolidated balance sheets. We are obligated to reimburse the issuer of our surety bonds for any payments made thereunder. Each of our commitments under performance bonds generally ends concurrently with the expiration of our related contractual obligation.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019. On September 30, 2019, we adopted Accounting Standards Update 2016-02, "Leases (Topic 842)" and implemented related changes to our lease accounting policies. To date, there have been no other material changes in our critical accounting policies as reported in our 2019 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At

March 29, 2020, we had borrowings outstanding under the Credit Agreement of $345.5 million at a year-to-date weighted-average interest rate of 2.91% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of March 29, 2020, the notional principal of our outstanding interest swap agreements was $234.4 million ($46.9 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at March 29, 2020, was 3.63%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first half of fiscal 2020 and 2019. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first half of fiscal 2020 and 2019, 30.9% and 28.3% of our consolidated revenue, respectively, was generated by our international business. For the six-month periods ended March 29, 2020 and March 31, 2019, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $33.1 million and $14.1 million, respectively. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 29, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  On September 30, 2019, we adopted Accounting Standards Update 2016-02, "Leases (Topic 842)". In connection with the adoption, we implemented certain changes in our processes, systems, and controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office filed an amended complaint in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

Our results of operations could be adversely affected by the coronavirus disease 2019 ("COVID-19") pandemic.

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients’ demand for our services; our ability to provide our services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services; and any closures of our and our clients’ offices and facilities. Clients may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could adversely affect our business, financial condition and results of operations.

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

In the second quarter of fiscal 2020, we generated 30.9% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

•imposition of governmental controls and changes in laws, regulations, or policies;
•lack of developed legal systems to enforce contractual rights;
•greater risk of uncollectible accounts and longer collection cycles;
•currency exchange rate fluctuations, devaluations, and other conversion restrictions;
•uncertain and changing tax rules, regulations, and rates;
•the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict, and greater physical security risks, which may cause us to have to leave a country quickly;
•logistical and communication challenges;
•changes in regulatory practices, including tariffs and taxes;
•changes in labor conditions;
•general economic, political, and financial conditions in foreign markets; and
•exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations, as well as other international regulations.

For example, an ongoing government investigation into political corruption in Quebec contributed to the slow-down in procurement and business activity in that province, which adversely affected our business. The Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies be certified by a Quebec regulatory authority for contracts over a specified size. Our failure to maintain certification could adversely affect our business.

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

In the second quarter of fiscal 2020, we generated 47.0% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

There are several additional factors that could materially affect our U.S. government contracting business, which could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies:

•the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end, which would result in the funding of government operations by means of a continuing resolution that authorizes agencies to continue to operate but does not authorize new spending initiatives. As a result, U.S. government agencies may delay the procurement of services;
•changes in and delays or cancellations of government programs, requirements or appropriations;
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•re-competes of government contracts;
•the timing and amount of tax revenue received by federal, and state and local governments, and the overall level of government expenditures;
•curtailment in the use of government contracting firms;
•delays associated with insufficient numbers of government staff to oversee contracts;
•the increasing preference by government agencies for contracting with small and disadvantaged businesses;
•competing political priorities and changes in the political climate regarding the funding or operation of the services we provide;
•the adoption of new laws or regulations affecting our contracting relationships with the federal, state or local governments;
•unsatisfactory performance on government contracts by us or one of our subcontractors, negative government audits or other events that may impair our relationship with federal, state or local governments;
•a dispute with or improper activity by any of our subcontractors; and
•general economic or political conditions.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with Federal Acquisition Regulation ("FAR"), the Truth in Negotiations Act, Cost Accounting Standards ("CAS"), the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the Defense Contract Audit Agency ("DCAA"), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney's Office filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaints allege False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.

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

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

•we may not be able to identify suitable acquisition candidates or to acquire additional companies on acceptable terms;
•we are pursuing international acquisitions, which inherently pose more risk than domestic acquisitions;
•we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
•we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;
•we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and
•acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

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

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•issues in integrating information, communications, and other systems;
•incompatibility of logistics, marketing, and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the business cultures of both companies;
•preserving important strategic client relationships;
•consolidating corporate and administrative infrastructures, and eliminating duplicative operations; and
•coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may cause us to:

•issue common stock that would dilute our current stockholders’ ownership percentage;
•use a substantial portion of our cash resources;

•increase our interest expense, leverage, and debt service requirements (if we incur additional debt to fund an acquisition);
•assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;
•experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
•incur amortization expenses related to certain intangible assets;
•lose existing or potential contracts as a result of conflict of interest issues;
•incur large and immediate write-offs; or
•become subject to litigation.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of March 29, 2020, our goodwill was $944.7 million and other intangible assets were $14.9 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $7.8 million in fiscal 2019. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first six months of fiscal 2020.

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

To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S. GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

•the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims, including related unbilled accounts receivable;
•unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated, and realization is probable;
•provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;
•provisions for income taxes, research and development tax credits, valuation allowances, and unrecognized tax benefits;
•value of goodwill and recoverability of intangible assets;
•valuations of assets acquired and liabilities assumed in connection with business combinations;
•valuation of contingent earn-out liabilities recorded in connection with business combinations;
•valuation of employee benefit plans;
•valuation of stock-based compensation expense; and
•accruals for estimated liabilities, including litigation and insurance reserves.

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and operating units;
•our ability to engage employees in assignments during natural disasters or pandemics;
•our ability to manage attrition;
•our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and
•our ability to match the skill sets of our employees to the needs of the marketplace.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at March 29, 2020 included approximately $14 million related to such claims.

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

Our backlog at March 29, 2020 was $3.0 billion, a decrease of $102.8 million, or 3.3%, compared to the end of fiscal 2019. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. In addition, the California Consumer Privacy Act ("CCPA"), which became effective in January 2020, increases the penalties for data privacy incidents. The GDPR and CCPA are just examples of privacy regulations that are emerging in locations where we work.

We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. In addition to data hosted on our own information systems, we rely on the security of third-party service providers, vendors, and cloud services providers to protect confidential data. In the ordinary course of business, we have been targeted by malicious cyber-attacks. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

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

Our credit agreement limits or restricts our ability to, among other things:

•incur additional indebtedness;
•create liens securing debt or other encumbrances on our assets;
•make loans or advances;
•pay dividends or make distributions to our stockholders;
•purchase or redeem our stock;
•repay indebtedness that is junior to indebtedness under our credit agreement;
•acquire the assets of, or merge or consolidate with, other companies; and
•sell, lease, or otherwise dispose of assets.

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

Force majeure events, including natural disasters, pandemics and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations, or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as pandemics and terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations, or cash flows.

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

In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price. Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies, and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including quarter-to-quarter variations in our financial results, such as revenue, profits, days sales outstanding, backlog, and other measures of financial performance or financial condition (which factors may, themselves, be affected by the factors described below):

•loss of key employees;
•the number and significance of client contracts commenced and completed during a quarter;
•creditworthiness and solvency of clients;
•the ability of our clients to terminate contracts without penalties;
•general economic or political conditions;
•unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;
•contract negotiations on change orders, requests for equitable adjustment, and collections of related billed and unbilled accounts receivable;
•seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our commercial sector clients, and weather conditions;
•budget constraints experienced by our U.S. federal, and state and local government clients;
•integration of acquired companies;
•changes in contingent consideration related to acquisition earn-outs;

•divestiture or discontinuance of operating units;
•employee hiring, utilization and turnover rates;
•delays incurred in connection with a contract;
•the size, scope and payment terms of contracts;
•the timing of expenses incurred for corporate initiatives;
•reductions in the prices of services offered by our competitors;
•threatened or pending litigation;
•legislative and regulatory enforcement policy changes that may affect demand for our services;
•the impairment of goodwill or identifiable intangible assets;
•the fluctuation of a foreign currency exchange rate;
•stock-based compensation expense;
•actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our consolidated financial statements;
•success in executing our strategy and operating plans;
•changes in tax laws or regulations or accounting rules;
•results of income tax examinations;
•the timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors, or any other material announcements;
•speculation in the media and analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, and market trends unrelated to our stock;
•our announcements concerning the payment of dividends or the repurchase of our shares;
•resolution of threatened or pending litigation;
•changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;
•changes in environmental legislation;
•broader market fluctuations; and
•general economic or political conditions.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and the first half of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020 (1)	2019 Program	1,060,850	$76.98	$81,660

(1) These amounts excluded 13,869 shares at the average price per share of $71.03 ($1.0 million of repurchases) that were traded but not yet settled as of March 29, 2020.
        Below is a summary of the stock repurchases that were traded and settled during the six months ended March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2019 – October 27, 2019	87,614	$85.25	87,614	$117,532
October 28, 2019 – November 24, 2019	88,030	87.80	88,030	109,803
November 25, 2019 – December 29, 2019	68,794	86.91	68,794	103,824
December 30, 2019 - January 26, 2020	53,485	87.48	53,485	99,145
January 27, 2020 - February 23, 2020	53,677	92.00	53,677	94,206
February 24, 2020 - March 29, 2020	709,250	71.72	709,250	43,341

As of March 29, 2020, we had a remaining balance of $243.3 million available under the 2019 and 2020 programs.

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

10	Amended and Restated Deferred Compensation Plan dated February 26, 2020.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2020	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)