Form 10-Q
period 2020-06-28
TETRA TECH INC
filed 2020-07-31
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2020

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
Yes ☐   No  ☒

As of July 21, 2020, 53,888,318 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

        Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	June 28, 2020	September 29, 2019
Current assets:
Cash and cash equivalents	$141,658	$120,732
Accounts receivable, net	631,866	768,720
Contract assets	100,324	114,324
Prepaid expenses and other current assets	70,519	62,196
Income taxes receivable	11,879	13,820
Total current assets	956,246	1,079,792

Property and equipment, net	35,398	39,441
Right-of-use assets, operating leases	240,276	—
Investments in unconsolidated joint ventures	6,684	6,873
Goodwill	958,162	924,820
Intangible assets, net	12,457	16,440
Deferred tax assets	26,783	28,385
Other long-term assets	53,303	51,657
Total assets	$2,289,309	$2,147,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	113,830	$206,609
Accrued compensation	165,061	203,384
Contract liabilities	182,939	165,611
Short-term lease liabilities, operating leases	67,229	—
Current portion of long-term debt	12,654	12,572
Current contingent earn-out liabilities	25,130	24,977
Other current liabilities	165,817	156,801
Total current liabilities	732,660	769,954

Deferred tax liabilities	13,421	12,971
Long-term debt	264,672	263,949
Long-term lease liabilities, operating leases	194,702	—
Long-term contingent earn-out liabilities	15,943	28,015
Other long-term liabilities	74,885	83,055

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 28, 2020 and September 29, 2019	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,888 and 54,565 shares at June 28, 2020 and September 29, 2019, respectively	539	546
Additional paid-in capital	—	78,132
Accumulated other comprehensive loss	(177,732)	(160,584)
Retained earnings	1,170,087	1,071,192
Tetra Tech stockholders’ equity	992,894	989,286
Noncontrolling interests	132	178
Total stockholders' equity	993,026	989,464
Total liabilities and stockholders' equity	$2,289,309	$2,147,408
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue	$709,771	$825,793	$2,241,527	$2,265,846
Subcontractor costs	(149,494)	(202,597)	(482,768)	(503,902)
Other costs of revenue	(445,880)	(505,209)	(1,437,625)	(1,448,803)
Gross profit	114,397	117,987	321,134	313,141
Selling, general and administrative expenses	(50,822)	(53,146)	(148,299)	(145,016)
Contingent consideration – fair value adjustments	(50)	—	1,521	(28)
Income from operations	63,525	64,841	174,356	168,097
Interest expense	(3,564)	(3,546)	(10,412)	(9,607)
Income before income tax expense	59,961	61,295	163,944	158,490
Income tax expense	(14,458)	(12,044)	(34,710)	(11,263)
Net income	45,503	49,251	129,234	147,227
Net income attributable to noncontrolling interests	(6)	(18)	(29)	(86)
Net income attributable to Tetra Tech	$45,497	$49,233	$129,205	$147,141
Earnings per share attributable to Tetra Tech:
Basic	$0.84	$0.90	$2.38	$2.67
Diluted	$0.83	$0.88	$2.34	$2.63
Weighted-average common shares outstanding:
Basic	53,985	54,819	54,366	55,101
Diluted	54,692	55,768	55,161	56,034

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$45,503	$49,251	$129,234	$147,227

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	21,689	5,428	(11,422)	(8,661)
Loss on cash flow hedge valuations, net of tax	(30)	(4,289)	(5,726)	(11,067)
Other comprehensive income (loss) attributable to Tetra Tech, net of tax	21,659	1,139	(17,148)	(19,728)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(4)	3	(6)	242
Comprehensive income, net of tax	$67,158	$50,393	$112,080	$127,741

Comprehensive income attributable to Tetra Tech, net of tax	$67,156	$50,372	$112,057	$127,413
Comprehensive income attributable to noncontrolling interests, net of tax	2	21	23	328
Comprehensive income, net of tax	$67,158	$50,393	$112,080	$127,741

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$129,234	$147,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,066	21,293
Equity in income of unconsolidated joint ventures	(5,200)	(2,455)
Distributions of earnings from unconsolidated joint ventures	5,280	1,789
Amortization of stock-based awards	13,494	12,717
Deferred income taxes	2,767	(26,146)
Provision for doubtful accounts	5,145	16,489
Fair value adjustments to contingent consideration	(1,521)	28
Gain on sale of property and equipment	(9,693)	(278)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	144,212	(41,299)
Prepaid expenses and other assets	1,566	(13,076)
Accounts payable	(98,029)	16,865
Accrued compensation	(39,978)	(25,540)
Contract liabilities	17,328	(1,946)
Other liabilities	10,305	12,630
Income taxes receivable/payable	574	(4,913)
Net cash provided by operating activities	194,550	113,385
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(28,505)	(35,884)
Capital expenditures	(9,360)	(9,999)
Proceeds from sale of property and equipment	17,162	1,226
Net cash used in investing activities	(20,703)	(44,657)
Cash flows from financing activities:
Proceeds from borrowings	298,364	325,685
Repayments on long-term debt	(297,856)	(265,982)
Repurchases of common stock	(102,188)	(75,000)
Taxes paid on vested restricted stock	(11,143)	(6,836)
Stock options exercised	8,263	7,759
Dividends paid	(25,590)	(21,489)
Payments of contingent earn-out liabilities	(22,434)	(11,443)
Net cash used in financing activities	(152,584)	(47,306)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	(512)
Net increase in cash, cash equivalents and restricted cash	20,929	20,910
Cash, cash equivalents and restricted cash at beginning of period	120,901	148,884
Cash, cash equivalents and restricted cash at end of period	$141,830	$169,794
Supplemental information:
Cash paid during the period for:
Interest	$9,738	$9,426
Income taxes, net of refunds received of $1.4 million and $4.5 million	$30,259	$44,058

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,658	$111,231
Restricted cash	172	58,563
Total cash, cash equivalents and restricted cash	$141,830	$169,794
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended June 30, 2019 and June 28, 2020
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT MARCH 31, 2019	54,947	$549	$111,277	$(148,217)	$1,026,837	$990,446	$160	$990,606
Net income					49,233	49,233	18	49,251
Other comprehensive income				1,139		1,139	3	1,142
Cash dividends of $0.15 per common share					(8,219)	(8,219)		(8,219)
Stock-based compensation			4,122			4,122		4,122
Restricted & performance shares released	1	1	(34)			(33)		(33)
Stock options exercised	142	1	3,923			3,924		3,924
Stock repurchases	(376)	(4)	(24,996)			(25,000)		(25,000)
BALANCE AT JUNE 30, 2019	54,714	$547	$94,292	$(147,078)	$1,067,851	$1,015,612	$181	$1,015,793

BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238
Net income					45,497	45,497	6	45,503
Other comprehensive income (loss)				21,659		21,659	(4)	21,655
Distributions paid to noncontrolling interests						—	—	—
Cash dividends of $0.17 per common share					(9,175)	(9,175)		(9,175)
Stock-based compensation			4,057			4,057		4,057
Restricted & performance shares released	(5)	0	(45)			(45)		(45)
Stock options exercised	14	0	336			336		336
Stock repurchases	(263)	(2)	(14,821)		(4,720)	(19,543)		(19,543)
BALANCE AT JUNE 28, 2020	53,888	$539	$—	$(177,732)	$1,170,087	$992,894	$132	$993,026

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended June 30, 2019 and June 28, 2020
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Net income					147,141	147,141	86	147,227
Other comprehensive (loss) income				(19,728)		(19,728)	242	(19,486)
Distributions paid to noncontrolling interests						—	(276)	(276)
Cash dividends of $0.39 per common share					(21,489)	(21,489)		(21,489)
Stock-based compensation			12,717			12,717		12,717
Restricted & performance shares released	180	2	(6,842)			(6,840)		(6,840)
Stock options exercised	293	3	7,756			7,759		7,759
Shares issued for Employee Stock Purchase Plan	148	2	6,845			6,847		6,847
Stock repurchases	(1,256)	(13)	(74,987)			(75,000)		(75,000)
Cumulative effect of accounting changes					(2,766)	(2,766)		(2,766)
BALANCE AT JUNE 30, 2019	54,714	$547	$94,292	$(147,078)	$1,067,851	$1,015,612	$181	$1,015,793

BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					129,205	129,205	29	129,234
Other comprehensive loss				(17,148)		(17,148)	(6)	(17,154)
Distributions paid to noncontrolling interests						—	(69)	(69)
Cash dividends of $0.47 per common share					(25,590)	(25,590)		(25,590)
Stock-based compensation			13,494			13,494		13,494
Restricted & performance shares released	210	2	(11,145)			(11,143)		(11,143)
Stock options exercised	283	3	8,260			8,263		8,263
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,338)	(13)	(97,455)		(4,720)	(102,188)		(102,188)
BALANCE AT JUNE 28, 2020	53,888	$539	$—	$(177,732)	$1,170,087	$992,894	$132	$993,026

See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.

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

        In February 2018, the FASB issued guidance on reclassification of certain tax effects from accumulated comprehensive income, which allows for a reclassification of stranded tax effects from the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The guidance was effective for fiscal years beginning after December 15, 2018 (first quarter of fiscal 2020 for us). We did not reclassify our stranded effects from the TCJA, which were immaterial.

        In June 2016, the FASB issued updated guidance related to the measurement of credit losses for certain financial assets. This guidance requires us to use a current lifetime expected credit loss methodology to measure impairments rather than incurred losses. Under this methodology, we would recognize an impairment allowance equal to our current estimate of all contractual cash flows that we do not expect to collect. Our estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the collectability of the reported amounts. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance, but we do not expect it to have a material impact on our consolidated financial statements.

        In August 2018, the FASB issued updated guidance modifying certain fair value measurement disclosures. The guidance contains additional disclosures to enable users of the financial statements to better understand the entity’s assumption used to develop significant unobservable inputs for Level 3 fair value measurements, but also eliminates the requirement for entities to disclose the amount of and reasons for transfers between Level 1 and Level 2 investments within the fair value hierarchy. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

In May 2020, the U.S. Securities and Exchange Commission issued guidance amending certain financial disclosures about acquired and disposed businesses. The amendments are designed to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant, and to improve the related disclosure requirements. The guidance is effective for fiscal years beginning after December 31, 2020 (first quarter of fiscal 2022 for us). We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

3.                                Revenue and Contract Balances

Disaggregation of Revenue

        We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands)
Client Sector:
U.S. state and local government	$96,669	$172,148	$321,286	$425,296
U.S. federal government (1)	243,414	245,723	731,977	686,979
U.S. commercial	168,985	194,980	514,154	533,738
International (2)	200,703	212,942	674,110	619,833
Total	$709,771	$825,793	$2,241,527	$2,265,846

Contract Type:
Fixed-price	$275,810	$271,287	$802,477	$760,051
Time-and-materials	309,123	419,564	1,047,900	1,101,728
Cost-plus	124,838	134,942	391,150	404,067
Total	$709,771	$825,793	$2,241,527	$2,265,846

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.

        Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 28, 2020 and June 30, 2019.

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

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
Contract assets (1)	$100,324	$114,324
Contract liabilities	(182,939)	(165,611)
Net contract liabilities	$(82,615)	$(51,287)

(1)     Includes $19.9 million and $26.5 million of contract retentions as of June 28, 2020 and September 29, 2019, respectively.

In the first nine months of fiscal 2020, we recognized revenue of approximately $106 million from amounts included in the contract liability balance at the end of fiscal 2019, compared to approximately $84 million for the comparative prior-year period.

        We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized immaterial operating income adjustments in the third quarter of fiscal 2020 and net unfavorable operating income adjustments of $2.8 million in the first nine months of fiscal 2020 compared to net favorable operating income adjustments of $8.2 million and $5.0 million for the prior-year periods in the third quarter and first nine months of fiscal 2019, respectively. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of June 28, 2020 and September 29, 2019, our consolidated balance sheets included liabilities for anticipated losses of $19.5 million and $11.5 million, respectively. The estimated cost to complete the related contracts as of June 28, 2020 was approximately $96 million.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
Billed	$431,117	$522,256
Unbilled	256,404	300,035
Total accounts receivable	687,521	822,291
Allowance for doubtful accounts	(55,655)	(53,571)
Total accounts receivable, net	$631,866	$768,720

        Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at June 28, 2020 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

        Total accounts receivable at June 28, 2020 and September 29, 2019 included approximately $14 million and $15 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first nine months of fiscal 2020, we recorded net losses in operating income related to claims of $4.4 million in our Commercial/

International Services Group ("CIG") segment. In the first nine months of fiscal 2019, we recognized reductions of revenue of $4.8 million and $4.2 million related to claims and corresponding losses in operating income of $5.9 million and $4.2 million in our Remediation and Construction Management ("RCM") and CIG segments, respectively.

No single client accounted for more than 10% of our accounts receivable at June 28, 2020 and September 29, 2019.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.0 billion of RUPOs as of June 28, 2020. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of June 28, 2020 over the following periods:

Amount
(in thousands)
Within 12 months	$1,763,438
Beyond	1,286,495
Total	$3,049,933

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

4.            Acquisitions

In the second quarter of fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia. SEG is part of our Government Services Group ("GSG") segment. The fair value of the purchase price was $40.8 million. This amount was comprised of $30.0 million in initial cash payments made to the sellers, $0.5 million of receivables related to estimated post-closing adjustments for net assets acquired, and $11.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

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

        We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during the first nine months of fiscal 2020, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. As a result, we had a net reduction of $1.5 million in our contingent earn-out liabilities as of June 28, 2020 and a net gain of $1.5 million in our operating income for the first nine months of fiscal 2020 (substantially all in the second quarter). These adjustments were immaterial for the first nine months of fiscal 2019.

        At June 28, 2020, there was a total potential maximum of $65.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $41.1 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption due to the COVID-19 pandemic is prolonged, we could have more significant reductions in our contingent earn-out liabilities and related gains in operating income in future periods.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 29, 2019	$441,802	$483,018	$924,820
Acquisition activity	35,520	5,294	40,814
Translation	(2,858)	(4,614)	(7,472)
Balance at June 28, 2020	$474,464	$483,698	$958,162

The goodwill addition in GSG relates to the SEG acquisition completed in the second quarter of fiscal 2020. The purchase price allocation for this acquisition is preliminary and subject to adjustment based upon the final determination of the net assets acquired and information to perform the final valuation. Our goodwill was impacted by foreign currency translation related to our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts above are presented net of any reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $492.2 million and $459.5 million at June 28, 2020 and September 29, 2019, respectively, excluding $17.7 million of accumulated impairment. The gross amounts of goodwill for CIG were $589.4 million and $588.7 million at June 28, 2020 and September 29, 2019, respectively, excluding $105.7 million of accumulated impairment.

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

During the second and third quarters of fiscal 2020, we considered whether the global economic disruption due to the COVID-19 pandemic had caused the fair value of any of our reporting units to fall below their carrying value resulting in goodwill impairment. Although our overall forecasted revenue and operating income for the second half of fiscal 2020 are now lower than our expectations during our last annual and interim impairment tests, we concluded that none of our reporting units' fair values had fallen below their carrying values. However, our Asia Pacific ("ASP") and Remediation and Field Services ("RFS") reporting units had fair values that exceeded their carrying values by less than 30% as of the dates of our last annual and interim impairment tests. The carrying values for our ASP and RFS reporting units include approximately $109 million and $48 million of goodwill, respectively, as of June 28, 2020. If the financial performance of the operations in the ASP and RFS reporting units were to deteriorate further and fall below our current revenue and operating profit margin forecasts, or we are required to increase the discount rate used in our cash flow analysis, the related goodwill may become impaired.

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

        The gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on our consolidated balance sheets, were as follows:

	June 28, 2020			September 29, 2019
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.8	$58,909	$(52,479)	$56,779	$(50,455)
Backlog	0.7	34,770	(30,668)	32,229	(24,968)
Trade names	1.9	7,807	(5,882)	7,714	(4,859)
Total		$101,486	$(89,029)	$96,722	$(80,282)

Amortization expense for the three and nine months ended June 28, 2020 was $2.6 million and $9.0 million, respectively, compared to $2.4 million and $8.6 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2020 and succeeding years is as follows:

Amount
(in thousands)
2020	$2,561
2021	5,960
2022	2,229
2023	1,506
2024	201
Total	$12,457

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
Equipment, furniture and fixtures	$101,089	$114,652
Leasehold improvements	35,006	34,881
Land and buildings	192	371
Total property and equipment	136,287	149,904
Accumulated depreciation	(100,889)	(110,463)
Property and equipment, net	$35,398	$39,441

The depreciation expense related to property and equipment was $3.7 million and $10.1 million for the three and nine months ended June 28, 2020, respectively, compared to $4.2 million and $12.7 million for the prior-year periods. As of September 29, 2019, we classified $5.4 million of net assets related to the disposal of our Canadian turn-key pipeline activities as held-for-sale, and reported them as "Prepaid expenses and other current assets" on our consolidated balance sheet. These assets were sold during the first nine months of fiscal 2020, which resulted in a net gain of $4.5 million and $7.5 million for the three and nine months ended June 28, 2020, respectively.

7.                                     Stock Repurchase and Dividends

On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). As of June 28, 2020, we had a remaining balance of $222.8 million available under the 2019 and 2020 programs. The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and the first nine months of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	1,337,845	$76.38	$102,188

The following table presents dividend declared and paid in the first nine months of fiscal 2020 and 2019:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,225
April 27, 2020	$0.17	May 13, 2020	May 29, 2020	9,175
Total dividend paid as of June 28, 2020				$25,590

November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
April 29, 2019	$0.15	May 15, 2019	May 31, 2019	8,219
Total dividend paid as of June 30, 2019				$21,489

Subsequent Event.  On July 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on September 4, 2020 to stockholders of record as of the close of business on August 21, 2020.

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

        We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology ("IT") equipment and the related ROU and lease liabilities were immaterial at June 28, 2020.

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

        Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for IT equipment, vehicles, and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.

        The components of lease costs for the three and nine months ended June 28, 2020 are as follows:

	Three Months Ended	Nine Months Ended
	(in thousands)
Operating lease cost	$21,152	$63,919
Sublease income	(573)	(1,688)
Other	18	54
Total lease cost	$20,597	$62,285

        Supplemental cash flow information related to leases for the nine months ended June 28, 2020 is as follows:

Amount
(in thousands)
Operating cash flows for operating leases	$60,138
Right-of-use assets obtained in exchange for new operating lease liabilities	$305,141

        Supplemental balance sheet and other information related to leases as of June 28, 2020 are as follows:

Amount
(in thousands)
Operating leases:
Right-of-use assets	$240,276

Lease liabilities:
Current	$67,229
Long-term	194,702
Total operating lease liabilities	$261,931

Weighted-average remaining lease term:
Operating leases	5 years
Weighted-average discount rate:
Operating leases	2.5%

        As of June 28, 2020, we have additional operating leases, primarily for office space, that have not yet commenced of $4.9 million. These operating leases will commence in fiscal 2020 and 2021 with lease terms of five years.

        A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of June 28, 2020 is as follows:

Amount
(in thousands)
2020	$19,365
2021	70,221
2022	57,872
2023	42,473
2024	29,823
Beyond	62,588
Total lease payments	282,342
Less: imputed interest	(20,411)
Total present value of lease liabilities	$261,931

        As of September 29, 2019, $343.5 million of minimum rental commitments on operating leases was payable as follows: $108.8 million in fiscal 2020, $66.4 million in fiscal 2021, $51.4 million in fiscal 2022, $36.5 million in fiscal 2023, $25.8 million in fiscal 2024, and $54.6 million thereafter. Rental expense for the three and nine months ended June 30, 2019 was $19.5 million and $58.1 million, respectively.

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 28, 2020 was $4.1 million and $13.5 million, respectively, compared to $4.1 million and $12.7 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2020 (all in the first quarter), we awarded 74,011 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $99.85 per share on the award date. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 166,025 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $83.90 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$45,497	$49,233	$129,205	$147,141

Weighted-average common shares outstanding – basic	53,985	54,819	54,366	55,101
Effect of dilutive stock options and unvested restricted stock	707	949	795	933
Weighted-average common shares outstanding – diluted	54,692	55,768	55,161	56,034

Earnings per share attributable to Tetra Tech:
Basic	$0.84	$0.90	$2.38	$2.67
Diluted	$0.83	$0.88	$2.34	$2.63

11.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2020 and 2019 were 21.2% and 7.1%, respectively. Income tax expense was reduced by $7.1 million and $4.3 million of excess tax benefits on share-based payments in the first nine months of fiscal 2020 and 2019, respectively. Additionally, we finalized the analysis of our deferred tax liabilities for the TCJA's lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Also, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and research and development credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets.

Excluding the excess tax benefits on share-based payments, the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first nine months fiscal 2020 and 2019 was 25.5%.

As of June 28, 2020 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.3 million and $9.2 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months.

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

Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands)
Revenue
GSG	$432,180	$491,989	$1,326,487	$1,321,486
CIG	291,021	347,757	950,597	988,009
RCM	48	329	198	(2,862)
Elimination of inter-segment revenue	(13,478)	(14,282)	(35,755)	(40,787)
Total	$709,771	$825,793	$2,241,527	$2,265,846

Income from operations
GSG	$43,100	$52,487	$120,495	$134,704
CIG	28,848	27,025	82,156	74,994
RCM	(1)	3	—	(5,931)
Corporate (1)	(8,422)	(14,674)	(28,295)	(35,670)
Total	$63,525	$64,841	$174,356	$168,097

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
Total Assets
GSG	$511,559	$587,040
CIG	356,370	450,276
RCM	14,263	15,608
Corporate (1)	1,407,117	1,094,484
Total	$2,289,309	$2,147,408

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, leases, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019). The carrying value of our long-term debt approximated fair value at June 28, 2020 and September 29, 2019. At June 28, 2020, we had borrowings of $277.2 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of June 28, 2020, the notional principal of our outstanding interest swap agreements was $231.3 million ($46.3 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At June 28, 2020 and September 29, 2019, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(16.6) million and $(10.9) million, respectively, of which we expect to reclassify $5.8 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	June 28, 2020	September 29, 2019
		(in thousands)
Interest rate swap agreements	Other current liabilities	$16,600	$10,873

Changes in the fair value of the interest rate swap agreements are presented on the consolidated statements of comprehensive income as follows:

	Nine Months Ended
	June 28, 2020	June 30, 2019
	(in thousands)
Loss recognized in other comprehensive income, net of tax:
Interest rate swap agreements	$5,726	$11,067
We had no other derivative instruments that were not designated as hedging instruments for the first nine months of fiscal 2020 and fiscal year ended September 29, 2019.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and nine months ended June 28, 2020 and June 30, 2019 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at March 31, 2019	$(142,691)	$(5,526)	$(148,217)
Other comprehensive income (loss) before reclassifications	5,428	(4,097)	1,331
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(192)	(192)
Net current-period other comprehensive income (loss)	5,428	(4,289)	1,139
Balances at June 30, 2019	$(137,263)	$(9,815)	$(147,078)

Balances at March 29, 2020	$(182,822)	$(16,569)	$(199,391)
Other comprehensive income before reclassifications	21,689	1,279	22,968
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(1,309)	(1,309)
Net current-period other comprehensive income (loss)	21,689	(30)	21,659
Balances at June 28, 2020	$(161,133)	$(16,599)	$(177,732)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(8,661)	(10,384)	(19,045)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(683)	(683)
Net current-period other comprehensive loss	(8,661)	(11,067)	(19,728)
Balances at June 30, 2019	$(137,263)	$(9,815)	$(147,078)

Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive loss before reclassifications	(11,422)	(3,200)	(14,622)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(2,526)	(2,526)
Net current-period other comprehensive loss	(11,422)	(5,726)	(17,148)
Balances at June 28, 2020	$(161,133)	$(16,599)	$(177,732)

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

17.                               Related Party Transaction

        We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the three and nine months of fiscal 2020 was $19.0 million and $67.0 million, respectively, compared to $26.3 million and $72.0 million for the same periods last year. Our related reimbursable costs for the three and nine months of fiscal 2020 were approximately $18.4 million and $65.9 million, respectively, compared to $25.8 million and $70.9 million for the prior-year periods. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
Accounts receivable, net	$15,721	$19,351
Contract assets	6,427	9,681
Contract liabilities	(453)	(111)

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

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. We are working on over 70,000 projects a year, in more than 100 countries on seven continents, from 450 offices, with a talent force of 20,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by advanced analytics, artificial intelligence, machine learning, and digital technology. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talent force worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Client Sector
U.S. state and local government	13.6%	20.8%	14.3%	18.8%
U.S. federal government (1)	34.3	29.8	32.7	30.2
U.S. commercial	23.8	23.6	22.9	23.6
International (2)	28.3	25.8	30.1	27.4
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Reportable Segment
GSG	60.9%	59.6%	59.2%	58.3%
CIG	41.0	42.1	42.4	43.6
RCM	—	—	—	(0.1)
Inter-segment elimination	(1.9)	(1.7)	(1.6)	(1.8)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Contract Type
Fixed-price	38.9%	32.9%	35.8%	33.6%
Time-and-materials	43.5	50.8	46.7	48.6
Cost-plus	17.6	16.3	17.5	17.8
Total	100.0%	100.0%	100.0%	100.0%

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

We entered fiscal 2020 in the best position in our history, with record backlog from our government and commercial clients supporting their critical water and environmental programs. For the first five months of fiscal 2020, we were on pace for another record year; however, the unprecedented disruption of the global economy due to the COVID-19 pandemic has impacted all businesses. Our government business, which represents approximately 60% of our revenue, has been relatively stable, while our commercial business has seen more impact. Much of our commercial business has continued due to regulatory drivers, but we have seen project delays and cancellations in the industrial sectors. Our diversified end-markets have allowed us to redeploy staff to areas of uninterrupted or increased demand, and we have made decisions to align our cost structures with certain program delays and cancellations. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.

In the first nine months of fiscal 2020, our revenue decreased 1.1% compared to the prior-year period. Our revenue includes $186.4 million of revenue from acquisitions, which did not have comparable revenue in the first nine months of fiscal 2019. Our year-over-year revenue comparisons were also impacted by the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and a decrease in revenue from disaster response activities. Excluding the net impact of acquisitions/disposals and these disaster response activities, our revenue in the first nine months of fiscal 2020 decreased 3.4% primarily due to the adverse impact of the COVID-19 pandemic on our U.S. commercial and international revenue.

U.S. Federal Government.  Our U.S. federal government revenue increased 6.6% in the first nine months of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions, our revenue declined 1.2% in the first nine months of fiscal 2020 compared to the fiscal 2019 period. The decrease was primarily due to reduced international development activities, partially offset by increased federal information technology consulting activity. During periods of economic volatility, our U.S. federal government clients have historically been the most stable and predictable.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 24.5% in the first nine months of fiscal 2020 compared to the same period last year as we experienced a decrease in revenue from the aforementioned disaster response activities. This decline was partially offset by continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Although most of our work for U.S. state and local governments relates to critical water and environmental programs, we currently would expect some of our clients to face future budgetary constraints, which could impact our business.

U.S. Commercial.  Our U.S. commercial revenue decreased 3.7% in the first nine months of fiscal 2020 compared to the same period last year. This decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect the adverse impact of the COVID-19 pandemic to our U.S. commercial revenue to continue to be more significant than to our government programs and projects.

International.  Our international revenue increased 8.8% in the first nine months of fiscal 2020 compared to the prior-year period. Excluding contributions from acquisitions and the impact of the prior-year disposal of our Canadian turn-key pipeline activities, our revenue declined 4.4% compared to the first nine months of fiscal 2019. The revenue decline primarily reflects the adverse impact of the COVID-19 pandemic, partially offset by increased renewable energy activity in Canada. In light of the COVID-19 pandemic, we currently expect our total international government work to be stable; however, our international commercial activities could have a significant adverse impact if the current economic conditions are prolonged.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 28, 2020	June 30, 2019	Change		June 28, 2020	June 30, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$709,771	$825,793	$(116,022)	(14.0)%	$2,241,527	$2,265,846	$(24,319)	(1.1)%
Subcontractor costs	(149,494)	(202,597)	53,103	26.2	(482,768)	(503,902)	21,134	4.2
Revenue, net of subcontractor costs (1)	560,277	623,196	(62,919)	(10.1)	1,758,759	1,761,944	(3,185)	(0.2)
Other costs of revenue	(445,880)	(505,209)	59,329	11.7	(1,437,625)	(1,448,803)	11,178	0.8
Gross profit	114,397	117,987	(3,590)	(3.0)	321,134	313,141	7,993	2.6
Selling, general and administrative expenses	(50,822)	(53,146)	2,324	4.4	(148,299)	(145,016)	(3,283)	(2.3)
Contingent consideration - fair value adjustments	(50)	—	(50)	NM	1,521	(28)	1,549	NM
Income from operations	63,525	64,841	(1,316)	(2.0)	174,356	168,097	6,259	3.7
Interest expense	(3,564)	(3,546)	(18)	(0.5)	(10,412)	(9,607)	(805)	(8.4)
Income before income tax expense	59,961	61,295	(1,334)	(2.2)	163,944	158,490	5,454	3.4
Income tax expense	(14,458)	(12,044)	(2,414)	(20.0)	(34,710)	(11,263)	(23,447)	(208.2)
Net income	45,503	49,251	(3,748)	(7.6)	129,234	147,227	(17,993)	(12.2)
Net income attributable to noncontrolling interests	(6)	(18)	12	66.7	(29)	(86)	57	66.3
Net income attributable to Tetra Tech	$45,497	$49,233	$(3,736)	(7.6)	$129,205	$147,141	$(17,936)	(12.2)
Diluted earnings per share	$0.83	$0.88	$(0.05)	(5.7)%	$2.34	$2.63	$(0.29)	(11.0)%

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

In the third quarter of fiscal 2020, revenue and revenue, net of subcontractor costs, decreased $116.0 million, or 14.0%, and $62.9 million, or 10.1%, respectively, compared to the same quarter last year. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue decreased 18.6%, compared to the year-ago quarter. This decline was primarily due to lower disaster response activities in our GSG segment and the adverse impact of the COVID-19 pandemic.

In the first nine months of fiscal 2020, revenue and revenue, net of subcontractor costs, decreased $24.3 million, or 1.1%, and $3.2 million, or 0.2%, respectively, compared to the same period of last year. Excluding the net contributions from the aforementioned acquisitions/disposal and RCM, our revenue decreased 7.3% compared to the same period last year. This decline was also primarily due to lower disaster response activities and the adverse impact of the COVID-19 pandemic.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results, gains on non-core equipment disposals, earn-out adjustments, COVID-19 impact, and non-recurring tax benefits. The gains on non-core equipment disposals relate to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 24.3% and 23.9% in the first nine months of fiscal 2020 and 2019, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients, and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all 450 of our global offices to remain operational supporting our programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security, and sanitizing of our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Although the charges were recognized in the second quarter, substantially all of these costs were paid in cash in the third quarter of fiscal 2020.

	Three Months Ended				Nine Months Ended
	June 28, 2020	June 30, 2019	Change		June 28, 2020	June 30, 2019	Change
			$	%			$	%
	($ in thousands)
Income from operations	$63,525	$64,841	$(1,316)	(2.0)%	$174,356	$168,097	$6,259	3.7%
RCM	1	(3)	4	NM	—	5,931	(5,931)	NM
Non-core equipment disposal	(4,494)	—	(4,494)	NM	(7,478)	—	(7,478)	NM
Earn-out adjustments	550	500	50	NM	(421)	1,528	(1,949)	NM
COVID-19	—	—	—	NM	8,233	—	8,233	NM
Adjusted income from operations (1)	$59,582	$65,338	$(5,756)	(8.8)%	$174,690	$175,556	$(866)	(0.5)%

EPS	$0.83	$0.88	$(0.05)	(5.7)%	$2.34	$2.63	$(0.29)	(11.0)%
Earn-out adjustments	0.01	0.01	—	NM	(0.01)	0.02	(0.03)	NM
RCM	—	—	—	NM	—	0.08	(0.08)	NM
Non-core equipment disposal	(0.06)	—	(0.06)	NM	(0.10)	—	(0.10)	NM
COVID-19	—	—	—	NM	0.11	—	0.11	NM
Revaluation of deferred tax liabilities	—	—	—	NM	—	(0.05)	0.05	NM
Non-recurring tax benefits	—	—	—	NM	—	(0.40)	0.40	NM
Adjusted EPS (1)	$0.78	$0.89	$(0.11)	(12.4)%	$2.34	$2.28	$0.06	2.6%

NM = not meaningful
(1) Non-GAAP financial measure

Our operating income decreased $1.3 million in the third quarter and increased $6.3 million in the first nine months of fiscal 2020 compared to the prior-year periods. These results include gains from the sales of non-core equipment of $4.5 million and $7.5 million in the third quarter and first nine months of fiscal 2020, respectively, related to the disposal of our Canadian turn-key pipeline activities. The year-to-date gains were offset by the previously described incremental charges of $8.2 million in the second quarter of fiscal 2020 to address the COVID-19 pandemic. Excluding these items, earn-out adjustments and RCM, our adjusted operating income decreased $5.8 million in the third quarter and $0.9 million in the first nine months of fiscal 2020 compared to the same periods last year. Our GSG segment's operating income decreased $9.4 million and $14.2 million, in the third quarter and first nine months of fiscal 2020 compared to the same periods in fiscal 2019. These results are described below under "Government Services Group." Our CIG segment's operating income increased $1.8 million and $7.2 million in the third quarter and first nine months of fiscal 2020, respectively, compared to the same periods last year. These results are described below under "Commercial/International Services Group."

Our net interest expense was $3.6 million and $10.4 million in the third quarter and first nine months of fiscal 2020 compared to $3.5 million and $9.6 million in fiscal 2019 periods, respectively. The increases reflect increased average borrowings, partially offset by lower interest rates (primarily LIBOR).

The effective tax rates for the first nine months of fiscal 2020 and 2019 were 21.2% and 7.1%, respectively. Income tax expense was reduced by $7.1 million and $4.3 million of excess tax benefits on share-based payments in the first nine months of fiscal 2020 and 2019, respectively. Additionally, we finalized the analysis of our deferred tax liabilities for the Tax Cuts and Jobs Act's ("TCJA's") lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Also, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and research and development credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it is more likely than not that the deferred tax assets will be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets.

Excluding the excess tax benefits on share-based payments, the net deferred tax benefits from the TCJA and valuation allowance releases, our effective tax rate in the first nine months of both fiscal 2020 and 2019 was 25.5%.

Our EPS was $0.83 and $2.34 in the third quarter and first nine months of fiscal 2020, compared to $0.88 and $2.63 in last-year periods, respectively. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2019, EPS was $0.78 and $2.34 in the third quarter and first nine months of fiscal 2020, compared to $0.89 and $2.28 in the fiscal 2019 periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	June 28, 2020	June 30, 2019	Change		June 28, 2020	June 30, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$432,180	$491,989	$(59,809)	(12.2)%	$1,326,487	$1,321,486	$5,001	0.4%
Subcontractor costs	(112,946)	(139,426)	26,480	19.0	(356,505)	(349,601)	(6,904)	(2.0)
Revenue, net of subcontractor costs	$319,234	$352,563	$(33,329)	(9.5)	$969,982	$971,885	$(1,903)	(0.2)

Income from operations	$43,100	$52,487	$(9,387)	(17.9)%	$120,495	$134,704	$(14,209)	(10.5)%

Revenue and revenue, net of subcontractor costs, decreased $59.8 million, or 12.2%, and $33.3 million, or 9.5%, respectively, in the third quarter of fiscal 2020 compared to the year-ago quarter. For the first nine months of fiscal 2020, revenue and revenue, net of subcontractor costs, increased $5.0 million, or 0.4%, and decreased $1.9 million, or 0.2%, respectively, compared to the prior-year period. These comparisons include contributions from the aforementioned acquisitions. Excluding these contributions, revenue decreased 17.6% in the third quarter of fiscal 2020 and 6.4% in the first nine months of fiscal 2020 compared to the same periods in fiscal 2019. These declines reflect the previously described revenue decline from disaster response projects.

Operating income decreased $9.4 million in the third quarter and $14.2 million in the first nine months of fiscal 2020 compared to the same periods last year, primarily reflecting the lower disaster response revenue. Also, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, was 12.4% in the first nine months of fiscal 2020. Excluding the COVID-19 charges, our operating margin was 12.6% in the first nine months of fiscal 2020 compared to 13.9% in the first nine months of last year.

Commercial/International Services Group

	Three Months Ended				Nine Months Ended
	June 28, 2020	June 30, 2019	Change		June 28, 2020	June 30, 2019	Change
			$	%			$	%
	($ in thousands)
Revenue	$291,021	$347,757	$(56,736)	(16.3)%	$950,597	$988,009	$(37,412)	(3.8)%
Subcontractor costs	(49,983)	(77,286)	27,303	35.3	(161,797)	(193,948)	32,151	16.6
Revenue, net of subcontractor costs	$241,038	$270,471	$(29,433)	(10.9)	$788,800	$794,061	$(5,261)	(0.7)

Income from operations	$28,848	$27,025	$1,823	6.7%	$82,156	$74,994	$7,162	9.6%

Revenue and revenue, net of subcontractor costs, decreased $56.7 million, or 16.3%, and $29.4 million, or 10.9%, respectively, in the third quarter of fiscal 2020 compared to the year-ago quarter. For the first nine months of fiscal 2020, revenue and revenue, net of subcontractor costs, decreased $37.4 million, or 3.8%, and $5.3 million, or 0.7%, respectively, compared to the year-ago period. These amounts include contributions from the aforementioned acquisitions. Excluding these contributions, revenue decreased 23.9% and 13.6% in the third quarter and first nine months of fiscal 2020, respectively, compared to the same periods last year. The declines primarily reflect the disposal of our Canadian turn-key pipeline activities and to a lesser extent, the adverse impact of the COVID-19 pandemic.

Operating income in the third quarter and first nine months of fiscal 2020 includes gains of $4.5 million and $7.5 million, respectively, from the disposition of non-core equipment related to the Canadian pipeline activities. In addition, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Excluding the disposition gains and the COVID-19 charges, operating income decreased $2.7 million and increased $6.3 million in the third quarter and first nine months of fiscal 2020, respectively, compared to the same periods in fiscal 2019. Our operating margin, based on revenue, net of subcontractor costs, was 10.4% in the first nine months of fiscal 2020. Excluding the disposition gains and the COVID-19 charges, our operating margin improved to 10.3% in the first nine months of fiscal 2020 from 9.4% in the first nine months of last year.

Remediation and Construction Management

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change

	($ in thousands)
Revenue	$48	$329	$(281)	$198	$(2,862)	$3,060
Subcontractor costs	(43)	(167)	124	(221)	(1,140)	919
Revenue, net of subcontractor costs	$5	$162	$(157)	$(23)	$(4,002)	$3,979

Income (loss) from operations	$(1)	$3	$(4)	$—	$(5,931)	$5,931

RCM's projects were substantially complete at the end of fiscal 2019. The revenue of $(2.9) million in the first nine months of fiscal 2019 reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed last fiscal year.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	June 28, 2020	September 29, 2019
	(in thousands)
RUPOs	$3,049,933	$3,081,471
Items impacting comparability:
Contract term	16,661	10,386
Backlog	$3,066,594	$3,091,857

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of June 28, 2020, we had $142 million of cash and cash equivalents and access to an additional $703 million of borrowings available under our credit facility. During the third quarter of fiscal 2020, we generated $111 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). In fiscal 2019, we expended $100 million to repurchase our stock under these programs. In the first nine months of fiscal 2020, we paid an additional $102.2 million for share repurchases. As a result, we had a remaining balance of $222.8 million available under the 2019 and 2020 programs.

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

Subsequent Event.  On July 27, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on September 4, 2020 to stockholders of record as of the close of business on August 21, 2020.

Cash Equivalents and Restricted Cash.  As of June 28, 2020, cash equivalents and restricted cash were $141.8 million, an increase of $20.9 million compared to the fiscal 2019 year-end. The increase was due to net cash provided by operating activities, primarily due to shorter collection periods for accounts receivable, and increased proceeds from sale of equipment. These increases were partially offset by decreased net borrowings of long-term debt, stock repurchases, dividends, contingent earn-out payments, and SEG acquisition.

Operating Activities.  For the first nine months of fiscal 2020, net cash provided by operating activities was $194.6 million, an increase of $81.2 million compared to the same period last year. The increase was primarily due to strong cash collections on our accounts receivable.

Investing Activities.  For the first nine months of fiscal 2020, net cash used in investing activities was $20.7 million, a decrease of $24.0 million compared to the year-ago period. The change resulted from payments for the SEG acquisition in the second quarter of fiscal 2020, partially offset by the proceeds from sales of equipment related to the disposal of our Canadian turn-key pipeline activities.

Financing Activities.  For the first nine months of fiscal 2020, net cash used in financing activities was $152.6 million, an increase of $105.3 million compared to fiscal 2019 period. The change was due to lower net borrowings of long-term debt, and increased stock repurchases and contingent earn-out payments compared to the prior-year period.

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

As of June 28, 2020, we had $277.2 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $231.3 million under the Term Loan Facility and $45.9 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 2.53% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the nine months ended June 28, 2020 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.52%. At June 28, 2020, we had $403.4 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

        The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At June 28, 2020, we were in compliance with these covenants with a consolidated leverage ratio of 1.31x and a consolidated interest coverage ratio of 16.11x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At June 28, 2020, there were no borrowings outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $69.5 million.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2020:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2019	$0.15	December 2, 2019	$8,190	December 13, 2019
January 27, 2020	$0.15	February 12, 2020	$8,225	February 28, 2020
April 27, 2020	$0.17	May 13, 2020	$9,175	May 27, 2020
July 27, 2020	$0.17	August 21, 2020	N/A	September 4, 2020

Income Taxes

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months, particularly in the United Kingdom where we have a valuation allowance of approximately $12 million primarily related to the realizability of net operating loss carry-forwards.

As of June 28, 2020 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.3 million and $9.2 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 28, 2020, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $69.5 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At June 28, 2020, we had borrowings outstanding under the Credit Agreement of $277.2 million at a year-to-date weighted-average interest rate of 2.53% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of June 28, 2020, the notional principal of our outstanding interest swap agreements was $231.3 million ($46.3 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at June 28, 2020, was 3.52%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. Foreign currency gains and losses were immaterial for both first nine months of fiscal 2020 and 2019. Foreign currency gains and losses are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2020 and 2019, 30.1% and 27.4% of our consolidated revenue, respectively, was generated by our international business. For the nine-month periods ended June 28, 2020 and June 30, 2019, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $11.4 million and $8.7 million, respectively. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 28, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  On September 30, 2019, we adopted Accounting Standards Update 2016-02, "Leases (Topic 842)". In connection with the adoption, we implemented certain changes in our processes, systems, and controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients’ demand for our services; our ability to provide our services, including as a result of more severe or prolonged travel restrictions and people working from home; the ability of our clients to pay for our services or their need to seek reductions of our fees; any closures of our and our clients’ offices and facilities; and the need for enhanced health and hygiene requirements or social distancing or other measures in attempts to counteract future outbreaks in our offices and facilities. Clients may also slow down decision-making, delay planned work or seek to terminate existing agreements. In addition, while governments around the world have enacted emergency relief programs designed to combat the economic impact of the pandemic, the long-term effect of such spending is uncertain and could result in future budgetary restrictions for our government clients. Any of these events could adversely affect our business, financial condition and results of operations.

Continuing worldwide political, social and economic uncertainties may adversely affect our revenue and profitability.

The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Although certain indices and economic data have shown signs of stabilization in the United States and certain global markets, there can be no assurance that these improvements will be broad-based or sustainable. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.

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

In the third quarter of fiscal 2020, we generated 28.3% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:

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

The United Kingdom's withdrawal from the European Union could have an adverse effect on our business and financial results.

        In March 2017, the United Kingdom government initiated a process to withdraw from the European Union ("Brexit") and began negotiating the terms of the separation. Brexit has created substantial economic and political uncertainty and volatility in currency exchange rates, and the terms of the United Kingdom's withdrawal from the European Union remain uncertain. The uncertainty created by Brexit may cause our customers to closely monitor their costs and reduce demand for our services and may ultimately result in new legal regulatory and cost challenges for our United Kingdom and global operations. Any of these events could adversely affect our United Kingdom, European and overall business and financial results.

We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

In the third quarter of fiscal 2020, we generated 47.9% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10% of our revenue for the third quarter of fiscal 2020, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.

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

Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of June 28, 2020, our goodwill was $958.2 million and other intangible assets were $12.5 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $7.8 million in fiscal 2019. We had no goodwill impairment in fiscal 2017, fiscal 2018, or the first nine months of fiscal 2020.

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

We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at June 28, 2020 included approximately $14 million related to such claims.

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

Our backlog at June 28, 2020 was $3.07 billion, a decrease of $25.3 million, or 0.8%, compared to the end of fiscal 2019. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal

2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and the first nine months of fiscal 2020:

Fiscal-Year Activity	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	1,337,845	$76.38	$102,188

        Below is a summary of the stock repurchases that were traded and settled during the nine months ended June 28, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2019 – October 27, 2019	87,614	$85.25	87,614	$117,532
October 28, 2019 – November 24, 2019	88,030	87.80	88,030	109,803
November 25, 2019 – December 29, 2019	68,794	86.91	68,794	103,824
December 30, 2019 - January 26, 2020	53,485	87.48	53,485	99,145
January 27, 2020 - February 23, 2020	53,677	92.00	53,677	94,206
February 24, 2020 - March 29, 2020	709,250	71.72	709,250	43,341
March 30, 2020 - April 26, 2020	130,436	72.23	130,436	33,920
April 27, 2020 - May 24, 2020	71,320	72.99	71,320	28,714
May 25, 2020 - June 28, 2020	75,239	78.44	75,239	22,813

As of June 28, 2020, we had a remaining balance of $222.8 million available under the 2019 and 2020 programs.

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2020	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)