Form 10-K
period 2020-09-27
TETRA TECH INC
filed 2020-11-23
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2020

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on March 29, 2020, was $3.6 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 12, 2020, 53,777,381 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
PART I
Item 1.    Business
General
Tetra Tech, Inc. ("Tetra Tech") is a leading global provider of consulting and engineering services that focuses on water, environment, sustainable infrastructure, resource management, energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water for 17 years in a row. In 2020, we were also ranked #1 in dams and reservoirs, environmental management, environmental science, hydro plants, solid waste, water treatment/desalination, water treatment/supply, and wind power. ENR also ranked Tetra Tech in the top 10 in several categories, including chemical and soil remediation, green building design, hazardous waste, solar power, and site assessment and compliance.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. In fiscal 2020, we worked on over 65,000 projects, in more than 100 countries on seven continents, with a talent force of 20,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning, and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.
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
The following core principles form the underpinning of how we work together to serve our clients:
•Service.  We put our clients first. We listen closely to better understand our clients' needs and deliver smart, cost-effective solutions that meet their needs.
•Value.  We solve our clients' problems as if they were our own. We develop and implement sustainable solutions that are innovative, efficient and practical.
•Excellence.  We bring superior technical capability, disciplined project management, and excellence in safety and quality to all of our services.
•Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company, encourage an inclusive and diverse workforce, and ensure a safe workplace.

We have a strong project management culture that enables us to deliver on more than 65,000 projects in a year. We maintain a strong emphasis on project management at all levels of the organization. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing, and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.
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
We are often at the leading edge of new challenges where we are delivering one-of-a-kind solutions. These might be a new water treatment technology, a unique solution to addressing new regulatory requirements, a new system for automated assessment of infrastructure assets or a digital twin for real time management of water treatment systems.
We combine interdisciplinary capabilities, technical resources, and institutional knowledge to implement complex projects that are at the leading edge of policy and technology development.
Leading with Science®
At Tetra Tech, we provide value-generating solutions by combining operational expertise, science, and technology. By Leading with Science® and leveraging our collective technology including advanced data analytics and digital technologies, we create transformational solutions for our clients.
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company. Our high-end teams connect interdisciplinary experts from across our company's 20,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers, and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection, and dashboards for tracking and communicating results. Tetra Tech Delta is continually expanding and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research.
In implementing our Leading with Science® approach, we work with our clients to explore, incubate, and test solutions in our Tetra Tech Innovation Hubs ("Tt I-Hub"). Tt I-Hub provides a collaborative platform for exploration, testing, and formulation of new solutions in partnership with clients, academia and donor agencies.
Leading with Science® also means fully leveraging the collective expertise provided by our global talent force of 20,000 associates. We actively share information, ideas, and resources across our global operations through our network structure, guided subject matter teams, and project team building. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media, and social media across our global operations.
Reportable Segments
In fiscal 2020, we managed our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. These reportable segments allow us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continued to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2020	2019	2018
GSG	59.4%	58.6%	57.2%
CIG	42.3	43.1	44.6
RCM	—	—	0.5
Inter-segment elimination	(1.7)	(1.7)	(2.3)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, reportable segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.
Government Services Group
GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.
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
Many government organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, and demand for new and more resilient infrastructure. Our integrated water management services support government agencies responsible for managing water supplies, wastewater treatment, storm water management, and flood protection. We help our clients develop more resilient water supplies and more sustainable management of water resources, while addressing a wide range of local and national government requirements and policies. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are increasing concerns over the reliability of water supplies, the need to protect coastal areas, and flood mitigation and adaptation in metropolitan areas. We provide smart water infrastructure solutions that integrate water modeling, instrumentation and controls, and real-time controls to create flexible water systems that respond to changing conditions, optimize use of existing infrastructure, and provide clients with the ability to more efficiently monitor and manage their water infrastructure. We provide operational technology for secure management of water treatment and wastewater systems, including cybersecurity assessment and digital twin solutions.
We also support government agencies in the full range of disaster response and community resilience services including monitoring and environmental response, damage assessment and program management services, and resilient engineering design and mitigation planning. We have a full suite of proprietary software tools and procedures that support our disaster response, planning, and management support services. These tools and procedures address disaster management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics, and statistical analysis.
GSG provides planning, architectural, and sustainable engineering services for U.S. federal, state and local government facilities and non-residential commercial buildings. We support the government agencies with related infrastructure needs including military housing, and educational, institutional, and research facilities. Our high-performance buildings practice provides sustainable energy, water, and GHG efficient solutions including civil, electrical, mechanical, structural, plumbing and fire protection engineering and design services for buildings and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting, and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.
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
We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems, and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment, and water programs. We use our e-lab to demonstrate and test technology solutions to facilitate rapid deployment by our clients. We provide technical support for the Federal Aviation Administration ("FAA") to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach, and systems development; and providing systems analysis and information management.
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
CIG also supports U.S. commercial clients by providing design services to renovate, upgrade, and modernize industrial water supplies, and address industrial water treatment and water reuse needs; and provides plant engineering, project execution, and program management services for industrial water treatment projects throughout the world.
CIG's international services, especially in Canada and Asia-Pacific, include high-end analytical, engineering, architecture, geotechnical, and construction management services for infrastructure projects, including rail and roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-modal design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing resilient solutions to repair, replace, and upgrade older transportation infrastructure.
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

CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, construction management, and operational services, and advising on the design and implementation of smart grids, both domestically and internationally, including increasing utility automation, information and operational technologies, and critical infrastructure security. For utilities and governmental regulatory agencies, our services include policy and regulatory development, utility management, performance improvement, asset management and evaluation, and transaction support services. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, and hydropower, and conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, our services include environmental, engineering, procurement, operations and maintenance, and regulatory support for all project phases.
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
CIG also provides environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, including the identification, evaluation and destruction of unexploded ordnance, both domestically and internationally; investigating, remediating, and restoring contaminated facilities at military locations in the U.S. and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use; constructing state-of-the-art water treatment plants for U.S. commercial clients; and supporting utilities in the U.S. in implementing infrastructure needs.
Remediation and Construction Management
We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment in fiscal 2020. As of September 27, 2020, there was no remaining backlog for RCM as the projects were complete.
Project Examples
Project examples are provided on our company website located at tetratech.com, including expert interviews, in-depth articles, and project profiles that demonstrate our services across water, environment, sustainable infrastructure, energy, resource management, and international development.
Clients
We provide services to a diverse base of U.S. state and local government, U.S. federal government, U.S. commercial, and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2020	2019	2018
U.S. state and local government	14.7%	18.9%	15.8%
U.S. federal government (1)	33.2	30.3	32.9
U.S. commercial	22.5	23.1	26.6
International (2)	29.6	27.7	24.7
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.
U.S. federal government agencies are significant clients. The U.S. Agency for International Development ("USAID") accounted for 12.2%, 12.4% and 14.0% of our revenue in fiscal 2020, 2019 and 2018, respectively. The Department of Defense ("DoD") accounted for 9.2%, 7.9% and 10.0% of our revenue in fiscal 2020, 2019 and 2018, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. In Canada, we work for several provinces and various local jurisdictions. Our U.S. commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2020.

Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2020	2019	2018
Fixed-price	36.0%	33.7%	33.3%
Time-and-materials	46.5	48.6	47.1
Cost-plus	17.5	17.7	19.6
	100.0%	100.0%	100.0%
Under a fixed-price contract, clients agree to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.
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
Some of our operating units have contracts with the U.S. federal government that are subject to audit by the government, primarily the Defense Contract Audit Agency ("DCAA"). The DCAA generally seeks to (i) identify and evaluate all activities that contribute to, or have an impact on, proposed or incurred costs of government contracts; (ii) evaluate a contractor's policies, procedures, controls, and performance; and (iii) prevent or avoid wasteful, careless, and inefficient production or service. To accomplish this, the DCAA examines our internal control systems, management policies, and financial capability; evaluates the accuracy, reliability, and reasonableness of our cost representations and records; and assesses our compliance with Cost Accounting Standards ("CAS") and defective-pricing clauses found within the Federal Acquisition Regulation ("FAR"). The DCAA also performs an annual review of our overhead rates and assists in the establishment of our final rates. This review focuses on the allowability of cost items and the applicability of CAS. The DCAA also audits cost-based contracts, including the close-out of those contracts.
The DCAA reviews all types of U.S. federal government proposals, including those of award, administration, modification, and re-pricing. The DCAA considers our cost accounting system, estimating methods and procedures, and specific proposal requirements. Operational audits are also performed by the DCAA. A review of our operations at every major organizational level is conducted during the proposal review period. During the course of its audit, the U.S. federal government may disallow certain costs if it determines that we accounted for such costs in a manner inconsistent with CAS. Under a government contract, only those costs that are reasonable, allocable, and allowable are recoverable. A disallowance of costs by the U.S. federal government could have a material adverse effect on our financial results.
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

We provide services under contracts, purchase orders, or retainer letters. Our policy requires that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.
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
We have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids, and help us build interdisciplinary teams and provide innovative solutions for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration, access to technical solutions, and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate, and position us for future procurements and emerging programs. Our Tetra Tech Delta program facilitates access and exchange of technology solutions across our company, through the use of internal training, inventories, and facilitated virtual networking events.
Business development activities are implemented by our technical and professional management staff throughout Tetra Tech with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of our clients' needs and the effect of local or client-specific issues, laws and regulations, and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on research and technical applications. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal Tetra Tech Delta and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Networking is further supported by our enterprise-wide knowledge management systems which include skills search tools, business development tracking, and collaboration tools.
To support our growth plans, we actively attract, recruit and retain key hires. Our combination of high-end science and consulting coupled with practical applications provides challenging and rewarding opportunities for our associates, thereby enhancing our ability to recruit and retain top quality talent. Our internal networking programs, leadership training, entrepreneurial environment, focus on Leading with Science®, and global project portfolio help to attract and retain highly qualified individuals.
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
Sustainability Program
Tetra Tech supports clients in more than 100 countries around the world, helping them to solve complex problems and achieve solutions that are technically, socially, and economically resilient. Our high-end consulting and engineering services focus on using innovative technologies and creative solutions to minimize environmental impacts and enhance social systems. Our greatest contribution toward sustainability is through the projects we perform every day for our clients, including recycling freshwater supplies, recycling waste products, and reducing greenhouse gas emissions. In developing countries, we also support gender equality programs, strengthen land tenure, and increase climate resiliency and adaptation. As a signatory of the United Nations Global Compact ("UNGC") on human rights, labor, environment, and anti-corruption, Tetra Tech embraces the UNGC Ten Principles as part of the strategy, culture, and daily operations of our company.
Our Sustainability Program enhances our commitment by focusing on the environmental, social, and governance impact of our business via four primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; Processes – the internal policies and processes that promote sustainable practices, reduce costs, and minimize environmental impacts; and People – the 20,000 staff at Tetra Tech and our partners, clients, and communities worldwide. In addition, our program is based on the Global Reporting Initiative ("GRI") Sustainability Report Framework, the internationally accepted sustainability reporting protocol for corporate sustainability plans, which includes three fundamental areas: environmental, economic, and governance.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our Sustainability Council. We have established a clear set of metrics to evaluate our progress toward our corporate sustainability goals. Each metric corresponds with one or more performance indicators from GRI and include the following categories: environmental (greenhouse gas emissions), economic, health and safety, information technology, human resources, and real estate. We continuously implement sustainability-related policies and practices and assess the results of our efforts in order to improve upon them in the future. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. As part of the UNGC, we fulfill the annual Communication on Progress via Tetra Tech's Sustainability Report Card that is published on Earth Day. Tetra Tech also participates in the Dow Jones Sustainability Index Corporate Sustainability Assessment.
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
For detailed information regarding acquisitions, see Note 5, "Acquisitions and Divestitures" of the "Notes to Consolidated Financial Statements" included in Item 8.
Competition
The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.
We perform a broad spectrum of consulting, engineering, and technical services across the water, environment, sustainable infrastructure, resource management, energy, and international development markets. Our client base includes U.S. federal government agencies such as the DoD, USAID, the U.S. Department of Energy ("DOE"), the U.S. Environmental Protection Agency ("EPA"), and the FAA; U.S. state and local government agencies; government and commercial clients in Canada, Australia, and the United Kingdom; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in certain markets, price could become an increasingly important factor.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 58% of our backlog at the end of fiscal 2020 will be recognized as revenue in fiscal 2021, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
At fiscal 2020 year-end, our backlog was $3.2 billion, an increase of $147.4 million, or 4.8%, compared to fiscal 2019 year-end. Approximately $2.2 billion and $1.0 billion of our backlog at fiscal 2020 year-end related to GSG and CIG, respectively.
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
Government Procurement.    The services we provide to the U.S. federal government are subject to the FAR and other rules and regulations applicable to government contracts. These rules and regulations:
•require certification and disclosure of all cost and pricing data in connection with the contract negotiations under certain contract types;
•impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based government contracts; and
•restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Human Capital Management
Employees. At fiscal 2020 year-end, we had approximately 20,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Diversity and Inclusion. Tetra Tech brings together engineers and technical specialists from all backgrounds to solve our clients' most challenging problems. Our Diversity and Inclusion Policy guides the Board of Directors, management, associates, subcontractors, and partners in developing an inclusive culture. Our Diversity and Inclusion Council monitors Tetra Tech's diversity and inclusion practices and makes recommendations to the Board of Directors and Chief Executive Officer for any changes or improvements to our program.
Tetra Tech values diversity and inclusion and undertakes various efforts throughout its operations to promote these initiatives. Our current efforts are focused on three primary areas:
•Safe work environment. We provide training to all associates to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary, and/or harassing, and provide safe avenues for associates to report such behaviors.
•Equal employment opportunity. Tetra Tech ensures that our practices and processes attract a diverse range of candidate, and that candidates are recruited, hired, assigned, developed, and promoted based on merit and their alignment to our values.
•Learning and development opportunities. To support our associates in reaching their full potential, Tetra Tech offers a wide range of internal and external learning and development opportunities. Education assistance is offered to financially support associates who seek to expand their knowledge and skill base.
As part of Tetra Tech's commitment to a culture of inclusion, in fiscal 2020 we launched our Global Resource Group ("ERG") Program, which broadens and enhances company-wide interaction opportunities for our employees. Our ERG's are open to all and involve activities for both employees whose background is the focus of the ERG and those who are supportive of the group (also known as allies). These global networks build on and coordinate with the many local networks that are already active throughout our operations and include groups focused on the experiences of Black, Latino, Women, Veterans, and LGBTQ employees.

Professional Development. Tetra Tech invests in the professional development of our associates. They are provided with training in leadership development, project management skills, and interpersonal skills development. Our focused programs are designed, taught, and facilitated by Tetra Tech leadership, consistent with our commitment to talent development. These programs include the following:
•Tetra Tech Leadership Academy. Tetra Tech Leadership Academy develops our high-potential associates from around the world into outstanding business leaders. Instructors for this intensive, year-long program are executive management and operational leaders. Participants are immersed in all aspects of the operations of Tetra Tech and complete challenging, real-world assignments designed to hone their leadership and management skills.
•Project Excellence Program. Tetra Tech develops Project Managers who are world class in their abilities and performance. The program is led by our Chief Engineer and involves extensive training on how to effectively manage all components of a project.
•Fearless Entrepreneur Program. Tetra Tech develops into client-oriented, business-minded professionals who are driven to understand and meet the needs of our clients. Developing professionals are challenged and mentored through a process of building client relationships. Participants take part in group discussions in a classroom setting and then are required to implement learned strategies with actual and potential clients.
•Tetra Tech Technology Transfer (T4) and ToolTalk Webcast Series. Tetra Tech holds webcasts to help associates around the world share technical resources and enhance their use of available internal tools and to provide better service to clients. Through the T4 and ToolTalk Webcast Series, Tetra Tech experts present and lead discussions about new technologies and programs, best practices, and opportunities for growth across our company.
By offering our associates meaningful work and career development, Tetra Tech is well positioned to continue its growth through recruitment, development, and retention of the best talent in the industry.

Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 20, 2020:

Name	Age	Position
Dan L. Batrack	62	Chairman and Chief Executive Officer

Mr. Batrack joined our predecessor in 1980 and was named Chairman in January 2008. He has served as our Chief Executive Officer and a director since November 2005, and as our President from October 2008 to September 2019. Mr. Batrack has served in numerous capacities over the last 40 years, including arctic research scientist, deep water oceanographic hydrographer, coastal hydrodynamic modeler, environmental data analyst, project and program manager, President of the Engineering Division, and in 2004 he was appointed Chief Operating Officer. He has managed complex programs for many small and Fortune 500 clients, both in the United States and internationally. Mr. Batrack holds a B.A. degree in Business Administration from the University of Washington.

Leslie L. Shoemaker	63	President
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

Steven M. Burdick	56	Executive Vice President, Chief Financial Officer
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

Name	Age	Position
Derek G. Amidon	53	Senior Vice President, President of CIG and the Client Account Management Division of CIG
Mr. Amidon was appointed President of CIG in September 2019, in addition to his role as President of CIG's Client Account Management Division. Mr. Amidon has served as a project manager, key account manager, operations manager, and regional manager since joining us in 2012. He has managed a variety of complex, high profile programs for key clients, including Fortune 100 companies. His focus has been on leading high value consulting services that deliver scientific, engineering and regulatory solutions for challenging environmental, engineering, permitting and public relations problems for energy, industrial, institutional and custodial trust clients. He has managed projects in the U.S., Africa, Australia, Europe, and the Caribbean. In addition to experience in both public and private consulting and engineering firms over his 24-year career, Mr. Amidon also served in a variety of business leadership and project development roles at Hess Corporation, a leading independent oil and gas company. Mr. Amidon is a registered Professional Engineer. He holds B.S. and M.S. degrees in Civil Engineering from Brigham Young University and a M.S. in Management from Rensselaer Polytechnic Institute.

Roger R. Argus	59	Senior Vice President, President of GSG and the U.S. Government Division of GSG
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

William R. Brownlie	67	Senior Vice President, Chief Engineer and Corporate Risk Management Officer
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

Name	Age	Position
Brian N. Carter	53	Senior Vice President, Corporate Controller and Chief Accounting Officer
Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Craig L. Christensen	67	Senior Vice President, Chief Information Officer
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

Preston Hopson	44	Senior Vice President, General Counsel and Secretary
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

Richard A. Lemmon	61	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, health and safety and facilities.

Brendan M. O'Rourke	47	Senior Vice President, Enterprise Risk Management
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

Name	Age	Position
Mark A. Rynning	59	Senior Vice President, President of the Resilient and Sustainable Infrastructure Division of GSG

Mr. Rynning has more than 30 years of engineering consulting experience with us. He is a registered professional engineer and has served us in numerous capacities including project manager, operations manager, and operating unit leader. He has managed large water infrastructure programs for state and local agencies throughout the United States. Mr. Rynning has broad experience in planning and design of water and wastewater infrastructure, utility master planning, and design of water and wastewater transmission and collection systems. In addition, Mr. Rynning has planned and designed reverse osmosis water treatment plants and advanced wastewater treatment systems. He has provided expert advisory services to numerous municipal clients for utility system acquisitions. He holds a B.S. in Civil Engineering and a Master of Business Administration, both from the University of Florida.

Bernard Teufele	55	Senior Vice President, President of the Canada and South America Division of CIG
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
Business and Operations Risk Factors
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
Changes in tax laws could increase our tax rate and materially affect our results of operations.
We are subject to tax laws in the United States and numerous foreign jurisdictions. The incoming U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. In addition, many international legislative and regulatory bodies have proposed and/or enacted legislation that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Many of these proposed and enacted changes to the taxation of our activities could increase our effective tax rate and harm our results of operations.
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
In fiscal 2020, we generated 29.6% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:
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
For example, the Province of Quebec has adopted legislation that requires businesses and individuals seeking contracts with governmental bodies be certified by a Quebec regulatory authority for contracts over a specified size. Our failure to maintain certification could adversely affect our business.
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
In fiscal 2020, we generated 47.9% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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
There are several additional factors that could materially affect our U.S. government contracting business, which could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies:
•the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end;
•changes in and delays or cancellations of government programs, procurements, requirements or appropriations;
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•re-competes of government contracts;
•the timing and amount of tax revenue received by federal, state and local governments, and the overall level of government expenditures;
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
We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, and the DoD security regulations, as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney's Office filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc., in the U.S. District Court for the Northern District of California. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.
If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no one client accounted for over 10%

of our revenue for fiscal 2020, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.
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
•assume liabilities, including undisclosed, contingent or environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;
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
Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of September 27, 2020, our goodwill was $993.5 million and other intangible assets were $13.9 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $15.8 million and $7.8 million in fiscal 2020 and 2019, respectively. We had no goodwill impairment in fiscal 2018.
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
As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified scientists and engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. For example, some of our U.S. government contracts may require us to employ only individuals who have particular government security clearance levels. In addition, if we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.
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
To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"), management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
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
We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at September 27, 2020 included approximately $14 million related to such claims.
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
Our backlog at September 27, 2020 was $3.2 billion, an increase of $147.4 million, or 4.8%, compared to the end of fiscal 2019. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.
Cyber security breaches of our systems and information technology could adversely impact our ability to operate.
We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. For example, the European Union's General Data Protection Regulation ("GDPR") extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. In addition, the California Consumer Privacy Act ("CCPA"), which became effective in January 2020, increases the penalties for data privacy incidents. The GDPR and CCPA are just examples of privacy regulations that are emerging in locations where we work.
We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. In addition, we rely on the security of third-party service providers, vendors, and cloud services providers to protect confidential data. In the ordinary course of business, we have been targeted by malicious cyber-attacks. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
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
Certain clients require bid bonds, and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a certain project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain government contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenue and business prospects.
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
General Risk Factors
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. These features, as well as provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover, or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

Item 1B    Unresolved Staff Comments
None.
Item 2.    Properties
At fiscal 2020 year-end, we leased approximately 450 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2032. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Adelaide, South Australia, Australia	Office Building	GSG / CIG
Arlington, VA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
Montreal, QC, Canada	Office Building	CIG
New York, NY	Office Building	GSG / CIG
Perth, Western Australia, Australia	Office Building	CIG
Pittsburgh, PA	Office Building	GSG / CIG
San Francisco, CA	Office Building	GSG

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,200 stockholders of record at September 27, 2020.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 27, 2015, and that all dividends have been reinvested. During fiscal 2020, we declared and paid dividends in the first and second quarters totaling $0.30 per share ($0.15 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.34 per share ($0.17 each quarter) on our common stock. We declared and paid dividends totaling $0.54, $0.44, $0.38 and $0.34 per share in fiscal 2019, 2018, 2017 and 2016, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

ASSUMES $100 INVESTED ON SEPTEMBER 27, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 27, 2020

	2015	2016	2017	2018	2019	2020
Tetra Tech, Inc.	$100.00	$144.01	$190.68	$282.06	$353.67	$382.89
NASDAQ Market Index	100.00	114.80	141.98	177.72	177.31	246.08
S&P 1000 Index	100.00	114.43	135.72	157.02	148.93	140.29
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

Stock Repurchase Program
On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). As of September 27, 2020, we had a remaining balance of $207.8 million available under the 2019 and 2020 programs. The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and fiscal 2020:

Fiscal Year	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	1,508,747	$77.67	$117,188
Below is a summary of the stock repurchases that were traded and settled during the 12 months ended September 27, 2020 under the 2019 Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2019 - October 27, 2019	87,614	$85.25	87,614	$117,532
October 28, 2019 - November 24, 2019	88,030	87.80	88,030	109,803
November 25, 2019 - December 29, 2019	68,794	86.91	68,794	103,824
December 30, 2019 - January 26, 2020	53,485	87.48	53,485	99,145
January 27, 2020 - February 23, 2020	53,677	92.00	53,677	94,206
February 24, 2020 - March 29, 2020	709,250	71.72	709,250	43,341
March 30, 2020 - April 26, 2020	130,436	72.23	130,436	33,920
April 27, 2020 - May 24, 2020	71,320	72.99	71,320	28,714
May 25, 2020 - June 28, 2020	75,239	78.44	75,239	22,813
June 29, 2020 - July 26, 2020	55,466	79.68	55,466	18,394
July 27, 2020 - August 23, 2020	42,881	90.47	42,881	14,514
August 24, 2020 - September 27, 2020	72,555	92.36	72,555	7,813

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

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018	October 1, 2017	October 2, 2016
	(in thousands, except per share data)
Statements of Operations Data
Revenue	$2,994,891	$3,107,348	$2,964,148	$2,753,360	$2,583,469
Income from operations	241,091	188,762	190,086	183,342	135,855
Net income attributable to Tetra Tech	173,859	158,668	136,883	117,874	83,783
Earnings per share	3.16	2.84	2.42	2.04	1.42
Cash dividends paid per share	0.64	0.54	0.44	0.38	0.34

Balance Sheets Data
Total assets	$2,378,558	$2,147,408	$1,959,421	$1,902,745	$1,800,779
Long-term debt, net of current portion	242,395	263,934	264,627	341,072	331,437
Tetra Tech stockholders' equity	1,037,319	989,286	966,971	928,453	869,259

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. As the COVID-19 spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed have allowed our staff to support clients and projects remotely without interruption. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the challenges of COVID-19, with the commitment of our 20,000 staff supported by technological innovation.
We entered fiscal 2020 in the best position in our history, with record backlog from our government and commercial clients supporting their critical water and environmental programs. For the first five months of fiscal 2020, we were on pace for another record year; however, the unprecedented disruption of the global economy due to the COVID-19 pandemic has impacted all businesses. Our government business, which represents approximately 60% of our revenue, has been stable, while our commercial business experienced relatively more impact. Much of our commercial business has continued due to regulatory drivers, but we have seen project delays in the industrial sectors. Our diversified end-markets have allowed us to redeploy staff to areas of uninterrupted or increased demand, and we have made decisions to align our cost structures with our clients' projects. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.
In fiscal 2020, our revenue decreased 3.6% compared to fiscal 2019. Our year-over-year revenue comparisons were impacted by the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and a decrease in revenue from disaster response activities related to California wildfires. Excluding the disposal and the decreased California wildfire activity, our revenue increased 3.5% in fiscal 2020 compared to last year. This increase includes $210.5 million of revenue from acquisitions, which did not have comparable revenue in fiscal 2019. Excluding the net impact of acquisitions/disposals and the California wildfire disaster response activities, our revenue in fiscal 2020 decreased 3.9% compared to fiscal 2019 primarily due to the adverse impact of the COVID-19 pandemic on our U.S. commercial and international revenue.
U.S. Federal Government. Our U.S. federal government revenue increased 5.6% in fiscal 2020 compared to fiscal 2019. Excluding contributions from acquisitions, our revenue declined 1.5% in fiscal 2020 compared to last year. The decrease was primarily due to reduced international development activities, partially offset by increased federal information technology consulting activity. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow modestly in fiscal 2021 due to continued increased federal information technology consulting activity. However, U.S. federal spending amounts and priorities could change significantly from our current expectations, which could have a significant positive or negative impact on our fiscal 2021 revenue.
U.S. State and Local Government. Our U.S. state and local government revenue decreased 25.3% in fiscal 2020 compared to last year as we experienced a decrease in revenue from the aforementioned California wildfire disaster response activities. This decline was partially offset by continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to increase further next year. However, further budgetary constraints to our clients could negatively impact our business. Conversely, increased disaster response activity could cause our fiscal 2021 revenue to exceed our current expectations.
U.S. Commercial. Our U.S. commercial revenue decreased 6.2% in fiscal 2020 compared to fiscal 2019. This decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect the adverse impact of the COVID-19 pandemic to our U.S. commercial revenue to continue to be more significant than to our U.S. government programs and projects throughout most of next year.
International. Our international revenue increased 3.2% in fiscal 2020 compared to fiscal 2019. Excluding the impact of the aforementioned prior-year disposal of our Canadian turn-key pipeline activities, our international revenue increased 11.4% in fiscal 2020 compared to last year. This increase includes $132.5 million of revenue from acquisitions, which did not have comparable revenue in fiscal 2019. Excluding the net impact of acquisitions/disposals, our international revenue in fiscal

2020 decreased 5.5% compared to last year. The revenue decline primarily reflects the adverse impact of the COVID-19 pandemic, partially offset by increased renewable energy activity in Canada. In light of the COVID-19 pandemic, we currently expect our overall international government work to be stable in fiscal 2021; however, our international commercial activities could have a significant adverse impact if the current economic conditions due to COVID-19 are prolonged.
RESULTS OF OPERATIONS
Fiscal 2020 Compared to Fiscal 2019
Consolidated Results of Operations

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$2,994,891	$3,107,348	$(112,457)	(3.6)%
Subcontractor costs	(646,319)	(717,711)	71,392	9.9
Revenue, net of subcontractor costs (1)	2,348,572	2,389,637	(41,065)	(1.7)
Other costs of revenue	(1,902,037)	(1,981,454)	79,417	4.0
Gross profit	446,535	408,183	38,352	9.4
Selling, general and administrative expenses	(204,615)	(200,230)	(4,385)	(2.2)
Acquisition and integration expenses	—	(10,351)	10,351	NM
Contingent consideration – fair value adjustments	14,971	(1,085)	16,056	NM
Impairment of goodwill	(15,800)	(7,755)	(8,045)	(103.7)
Income from operations	241,091	188,762	52,329	27.7
Interest expense – net	(13,100)	(13,626)	526	3.9
Income before income tax expense	227,991	175,136	52,855	30.2
Income tax expense	(54,101)	(16,375)	(37,726)	(230.4)
Net income	173,890	158,761	15,129	9.5
Net income attributable to noncontrolling interests	(31)	(93)	62	66.7
Net income attributable to Tetra Tech	$173,859	$158,668	$15,191	9.6
Diluted earnings per share	$3.16	$2.84	$0.32	11.3

(1) We believe that the presentation of "Revenue, net of subcontractor costs", which is a non-U.S. GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
NM = not meaningful
In fiscal 2020, revenue and revenue, net of subcontractor costs, decreased $112.5 million, or 3.6%, and $41.1 million, or 1.7%, compared to fiscal 2019. These comparisons were impacted by the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and a decrease in revenue from disaster response activities related to California wildfires. In addition, our fiscal 2019 results included a reduction of revenue of $13.7 million from a claim that was resolved last year. Excluding the disposal, the decreased California wildfire activity, and the 2019 claim resolution, our revenue increased 3.0% in fiscal 2020 compared to last year. This increase includes $210.5 million of revenue from acquisitions, which did not have comparable revenue in fiscal 2019. Also excluding the contribution from acquisitions, our revenue in fiscal 2020 decreased 4.4% compared to fiscal 2019 primarily due to the adverse impact of the COVID-19 pandemic on our U.S. commercial and international revenue.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments, such as acquisition and integration costs, gains/losses from adjustments to contingent considerations, goodwill impairment charges, non-recurring costs to address COVID-19, and non-recurring tax benefits. Adjusted results also exclude charges resulting from the decision to dispose of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019 and subsequent related gains from non-core equipment disposals in fiscal 2020. Our fiscal 2019 adjusted results exclude a charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. The effective tax rates applied to these adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 155% and 16% in fiscal 2020 and 2019, respectively. The goodwill impairment charges in both fiscal years and certain of the transaction charges in fiscal 2019 did not have related tax benefits. Excluding these items, the effective tax rates applied to the adjustments in fiscal 2020 and 2019 were 24% and 26%, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.
During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients, and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all 450 of our global offices to remain operational supporting our clients' programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security, and sanitizing our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Substantially all of these costs were paid in cash in the second half of fiscal 2020.

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	Change
			$	%
Income from operations	$241,091	$188,762	$52,329	27.7
COVID-19	8,233	—	8,233	NM
Non-core dispositions	(8,525)	10,946	(19,471)	NM
RCM	—	5,933	(5,933)	NM
Claims	—	13,700	(13,700)	NM
Acquisition/Integration	—	10,351	(10,351)	NM
Earn-out adjustments	(13,371)	3,085	(16,456)	NM
Impairment of goodwill	15,800	7,755	8,045	NM
Adjusted income from operations (1)	$243,228	$240,532	$2,696	1.1

EPS	$3.16	$2.84	$0.32	11.3
COVID-19	0.11	—	0.11	NM
Non-core dispositions	(0.12)	0.14	(0.26)	NM
RCM	—	0.08	(0.08)	NM
Claims	—	0.18	(0.18)	NM
Acquisition/Integration	—	0.19	(0.19)	NM
Earn-out adjustments	(0.18)	0.04	(0.22)	NM
Impairment of goodwill	0.29	0.14	0.15	NM
Non-recurring tax benefits	—	(0.44)	0.44	NM
Adjusted EPS (1)	$3.26	$3.17	$0.09	2.8

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Our operating income increased $52.3 million in fiscal 2020 compared to fiscal 2019. Our operating income in fiscal 2020 was reduced by the previously described non-recurring charges of $8.2 million to address COVID-19. In addition, our fiscal 2020 results include gains from the sales of non-core equipment of $8.5 million related to the disposal of our Canadian turn-key pipeline activities. Our operating income in fiscal 2019 included charges of $10.9 million related to this disposal. Our operating income in fiscal 2019 also included a $5.9 million loss from exited construction activities in our RCM segment. Our RCM results are described below under "Remediation and Construction Management." Additionally, our operating income in fiscal 2019 included the aforementioned $13.7 million charge for a resolved claim and expenses of $10.4 million related to the acquisition and integration of WYG plc ("WYG"). For further detailed information regarding the WYG-related costs, see "Fiscal 2019 Acquisition and Integration Expenses" below. Our fiscal 2020 operating income includes gains of $15.0 million related to changes in the estimated fair value of contingent earn-out liabilities partially offset by related compensation charges of $1.6 million. Our fiscal 2019 operating income reflects losses of $1.1 million related to changes in the estimated fair value of contingent earn-out liabilities and an additional $2.0 million of related compensation charges. These earn-out related amounts are described below under "Fiscal 2020 and 2019 Earn-Out Adjustments." Further, our operating income reflects non-cash goodwill impairment charges of $15.8 million and $7.8 million in fiscal 2020 and 2019, respectively. These charges are described below under "Fiscal 2020 and 2019 Impairment of Goodwill."
Excluding these items, our adjusted operating income increased $2.7 million, or 1.1%, in fiscal 2020 compared to fiscal 2019. The increase reflects improved results in our CIG segment partially offset by lower operating income in our GSG segment. GSG and CIG results are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
Our net interest expense was $13.1 million in fiscal 2020 compared to $13.6 million last year. The decrease primarily reflects lower interest rates (primarily LIBOR), and to a lesser extent, lower average borrowings.
The effective tax rates for fiscal 2020 and 2019 were 23.7% and 9.3%, respectively. The goodwill impairment charges in fiscal 2020 and fiscal 2019 and certain of the transaction charges in fiscal 2019 did not have related tax benefits, which increased our effective tax rates by 1.5% and 1.1% in fiscal 2020 and 2019, respectively. Conversely, income tax expense was reduced by $8.3 million and $6.4 million of excess tax benefits on share-based payments in fiscal 2020 and 2019, respectively. Additionally, we finalized the analysis of our deferred tax liabilities for the Tax Cuts and Jobs Act's ("TCJA's") lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Also, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and research and development credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets.
Excluding the impact of the non-deductible goodwill impairment charges and transaction costs, the excess tax benefits on share-based payments, the net deferred tax benefits from the TCJA, and the valuation allowance release, our effective tax rates in fiscal 2020 and 2019 were 25.6% and 24.6%, respectively.
Our EPS was $3.16 in fiscal 2020, compared to $2.84 in fiscal 2019. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2019, EPS was $3.26 in fiscal 2020, compared to $3.17 last year.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$1,778,922	$1,820,671	$(41,749)	(2.3)%
Subcontractor costs	(478,839)	(491,290)	12,451	2.5
Revenue, net of subcontractor costs	$1,300,083	$1,329,381	$(29,298)	(2.2)

Income from operations	$168,669	$185,263	$(16,594)	(9.0)
Revenue and revenue, net of subcontractor costs, decreased $41.7 million, or 2.3%, and $29.3 million, or 2.2%, respectively, in fiscal 2020 compared to fiscal 2019. These declines primarily reflect the previously described decrease in revenue from disaster response activities related to California wildfires offset by revenue from acquisitions, which did not have comparable revenue in fiscal 2019. Excluding the contributions from acquisitions and the California wildfire disaster response activities, our revenue in fiscal 2020 was substantially the same as fiscal 2019 as increases in federal information technology activity were offset by lower international development revenue.
Operating income decreased $16.6 million in fiscal 2020 compared to fiscal 2019 primarily reflecting the lower disaster response revenue. Also, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, was 13.0% in fiscal 2020 compared to 13.9% last year. Excluding the COVID-19 charges, our operating margin was 13.1% in fiscal 2020.

Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$1,266,059	$1,342,509	$(76,450)	(5.7)%
Subcontractor costs	(217,547)	(279,468)	61,921	22.2
Revenue, net of subcontractor costs	$1,048,512	$1,063,041	$(14,529)	(1.4)

Income from operations	$114,022	$79,633	$34,389	43.2

Revenue and revenue, net of subcontractor costs, decreased $76.5 million, or 5.7%, and $14.5 million, or 1.4%, respectively, in fiscal 2020 compared to fiscal 2019. Our year-over-year revenue comparisons were impacted by the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019, and a reduction in revenue and a corresponding charge to operating income of $13.7 million in fiscal 2019 for a remediation project where the work was substantially performed in prior years. Excluding the disposal and the fiscal 2019 claim resolution, our revenue decreased 2.2% due to lower subcontractor activity and the adverse impact of the COVID-19 pandemic on our U.S. and international commercial revenue.
Operating income increased $34.4 million in fiscal 2020 compared to last year. This comparison was also impacted by the disposal of our Canadian turn-key pipeline activities. Our fiscal 2020 operating income includes gains of $8.5 million from the disposition of non-core equipment and our fiscal 2019 operating income includes charges of $10.9 million related to these activities. In addition, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Excluding the Canadian turn-key pipeline activities, the COVID-19 charges, and the aforementioned $13.7 million claim in fiscal 2019, our operating income increased $7.9 million, or 7.5%, in fiscal 2020 compared to fiscal 2019. On the same basis, our operating margin, based on revenue, net of subcontractor costs, improved to 10.7% in fiscal 2020 from 9.7% last year.
Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$198	$(1,542)	$1,740	NM
Subcontractor costs	(221)	(1,243)	1,022	NM
Revenue, net of subcontractor costs	$(23)	$(2,785)	$2,762	NM

Loss from operations	$—	$(5,933)	$5,933	NM

RCM's projects were substantially complete at the end of fiscal 2018. The operating loss of $5.9 million in fiscal 2019 reflects reductions of revenue and related operating losses based on updated evaluations of unsettled claim amounts for two construction projects that were completed in prior years.
Fiscal 2020 and 2019 Earn-Out Adjustments
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported net gains of $15.0 million and losses of $1.1 million in fiscal 2020 and 2019, respectively. The fiscal 2020 net gains primarily resulted from updated valuations of the contingent consideration liabilities for eGlobalTech ("EGT"), Norman, Disney and Young ("NDY"), and Segue Technologies, Inc. ("SEG"). These valuations included updated projections of EGT's, NDY's, and SEG's financial performance during the earn-out periods, which were below our original estimates at their respective acquisition dates. In addition, we recognized charges of $1.6 million and $2.0 million in fiscal 2020 and 2019, respectively, that related to the earn-out for Glumac. These charges were treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.

At September 27, 2020, there was a total maximum of $70.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $32.6 million was estimated as the fair value and accrued on our consolidated balance sheet.
Fiscal 2020 and 2019 Impairment of Goodwill
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. This prompted a strategic review of our Asia/Pacific ("ASP") reporting unit, which is in our CIG reportable segment. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equals its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. If the financial performance of the operations in our ASP reporting unit were to deteriorate or fall below our forecasts, the related goodwill may become further impaired.
During the fourth quarter of fiscal 2019, we performed a strategic review of all operations. As a result, we decided to dispose of our turn-key pipeline activities in Western Canada in our Remediation and Field Services ("RFS") reporting unit, which is in our CIG reportable segment. As a result, we incurred severance and project-related charges related to the disposition of $10.9 million, which were reported in the CIG segment's operating income. We also performed an interim goodwill impairment review of our RFS reporting unit and recorded a $7.8 million goodwill impairment charge. The impaired goodwill related to our acquisition of Parkland Pipeline Contractors Ltd. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equaled its carrying value at September 29, 2019. If the financial performance of the remaining operations in our RFS reporting unit were to deteriorate or fall below our forecasts, the related goodwill may become further impaired.

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

(1) We believe that the presentation of "Revenue, net of subcontractor costs", which is a non-U.S. GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain USAID programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
NM = not meaningful

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude RCM results and certain non-operating accounting-related adjustments, such as acquisition and integration costs, gains/losses from adjustments to contingent consideration, and non-recurring tax benefits. Adjusted results also exclude charges from the disposal of our Canadian turn-key pipeline activities in fiscal 2019 and losses from the divestitures of our non-core utility field services operations and other non-core assets in fiscal 2018. The disposal in fiscal 2019 also resulted in a $7.8 million goodwill impairment charge that is excluded from our adjusted results. Our fiscal 2019 adjusted results exclude a reduction of revenue and a corresponding charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. In addition, our fiscal 2018 adjusted results also exclude a reduction of revenue of $10.6 million and a related charge to operating income of $12.5 million from a claim settlement in the fourth quarter of fiscal 2018 for a fixed-price construction project that was completed in fiscal 2014. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS averaged 16% and 28% in fiscal 2019 and 2018, respectively. The goodwill impairment charge and certain of the transaction charges in fiscal 2019 did not have a related tax benefit. Excluding these items, the effective tax rate applied to adjustments in fiscal 2019 was 26%. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
Revenue	$3,107,348	$2,964,148	$143,200	4.8%
RCM	1,542	(14,199)	15,741	NM
Claims	13,700	10,576	3,124	NM
Adjusted revenue (1)	$3,122,590	$2,960,525	$162,065	5.5

Revenue	$3,107,348	$2,964,148	$143,200	4.8
Subcontractor costs	(717,711)	(763,414)	45,703	NM
Revenue, net of subcontractor costs	$2,389,637	$2,200,734	$188,903	8.6
RCM	2,785	(2,648)	5,433	NM
Claims	13,700	10,576	3,124	NM
Adjusted revenue, net of subcontractor costs (1)	$2,406,122	$2,208,662	$197,460	8.9

Income from operations	$188,762	$190,086	$(1,324)	(0.7)
Earn-out expense	3,085	5,753	(2,668)	NM
RCM	5,933	4,573	1,360	NM
Claims	13,700	12,457	1,243	NM
Non-core divestitures	18,701	3,434	15,267	NM
Acquisition/Integration	10,351	—	10,351	NM
Adjusted income from operations (1)	$240,532	$216,303	$24,229	11.2

EPS	$2.84	$2.42	$0.42	17.4
Earn-out expense	0.04	0.08	(0.04)	NM
RCM	0.08	0.06	0.02	NM
Claims	0.18	0.16	0.02	NM
Non-core divestitures	0.28	0.11	0.17	NM
Acquisition/Integration	0.19	—	0.19	NM
Non-recurring tax benefits	(0.44)	(0.19)	(0.25)	NM
Adjusted EPS (1)	$3.17	$2.64	$0.53	20.1

NM = not meaningful
(1) Non-U.S. GAAP financial measure
In fiscal 2019, revenue and revenue, net of subcontractor costs, increased $143.2 million, or 4.8%, and $188.9 million, or 8.6%, respectively, compared to fiscal 2018. Our adjusted revenue and revenue, net of subcontractor costs, increased $162.1 million, or 5.5%, and $197.5 million, or 8.9%, respectively, compared to fiscal 2018. This growth includes contributions from the fiscal 2019 acquisitions of EGT and WYG, partially offset by the impact of the divestiture of our non-core utility field services operations in fiscal 2018. Excluding the net impact from these transactions, our adjusted revenue and revenue, net of subcontractor costs, grew $144.2 million, or 5.0%, and $180.5 million, or 8.3%, in fiscal 2019 compared to fiscal 2018. This growth primarily reflects continued growth in our U.S. state and local government water infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to fiscal 2018. Our U.S. state and local government adjusted revenue and revenue, net of subcontractor costs, increased $132.3 million, or 28.8%, and $90.7 million, or 27.1%, respectively, in fiscal 2019 compared to fiscal 2018. Additionally, in fiscal 2019, our international adjusted revenue, net of subcontractor costs, increased $98.6 million, or 16.3%, primarily due to increased activity in Canada.
Our operating income decreased $1.3 million in fiscal 2019 compared to fiscal 2018. Our operating income in fiscal 2019 was reduced by WYG-related acquisition and integration expenses of $10.4 million. For further detailed information regarding these expenses, see “Fiscal 2019 Acquisition and Integration Expenses” below. In addition, our operating income reflects losses of $1.1 million and $4.3 million related to changes in the estimated fair value of contingent earn-out liabilities and related compensation charges of $2.0 million and $1.5 million in fiscal 2019 and 2018, respectively. These earn-out charges are described below under “Fiscal 2019 and 2018 Earn-Out Adjustments.” The loss from exited construction activities in our RCM segment was $5.9 million in fiscal 2019 compared to $4.6 million in fiscal 2018. Our RCM results are described below under "Remediation and Construction Management." Additionally, our operating income for fiscal 2019 includes charges of $10.9 million related to the planned disposal of our turn-key pipeline activities in Western Canada. This disposal also resulted in a non-cash goodwill impairment charge of $7.8 million in fiscal 2019. Both of these charges are described above under “Fiscal 2020 and 2019 Impairment of Goodwill.” Our operating income in fiscal 2018, also includes losses of $3.4 million related to the divestitures of our non-core utility field services operations and other non-core assets. These losses are reported in selling, general and administrative expenses in our consolidated statements of income.
Excluding these items and the aforementioned claims in fiscal 2019 and 2018, adjusted operating income increased $24.2 million, or 11.2%, in fiscal 2019 compared to fiscal 2018. The increase reflects improved results in both our GSG and CIG segments. GSG's operating income increased $17.1 million in fiscal 2019 compared to fiscal 2018. These results are described below under "Government Services Group." CIG's operating income increased $5.2 million ($17.4 million on an adjusted basis) in fiscal 2019 compared to fiscal 2018. These results are described below under "Commercial/International Services Group."
Interest expense, net of interest income, was $13.6 million in fiscal 2019, compared to $15.5 million in fiscal 2018. The decreases reflect reduced borrowings, partially offset by higher interest rates (primarily LIBOR).
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
Valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence being obtained in fiscal 2019. The valuation allowances were primarily related to net operating loss and Research and Development credit carry-forwards and other temporary differences. Excluding the net deferred tax benefits from the TCJA and the release of the valuation allowance, our effective tax rate was 21.9% in fiscal 2019 compared to 25.1% in fiscal 2018; the reduction is primarily due to the reduced U.S. corporate income tax rate.
With respect to the GILTI provisions of the TCJA, we had analyzed our structure and global results of operations and expected a GILTI tax of $0.4 million for fiscal 2019, which was included in our fiscal 2019 income tax expense.

Our EPS was $2.84 in fiscal 2019, compared to $2.42 in fiscal 2018. On the same basis as our adjusted operating income and excluding non-recurring tax benefits, adjusted EPS was $3.17 in fiscal 2019, compared to $2.64 in fiscal 2018.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$1,820,671	$1,694,871	$125,800	7.4%
Subcontractor costs	(491,290)	(482,537)	(8,753)	(1.8)
Revenue, net of subcontractor costs	$1,329,381	$1,212,334	$117,047	9.7

Income from operations	$185,263	$168,211	$17,052	10.1

Revenue and revenue, net of subcontractor costs, increased $125.8 million, or 7.4%, and $117.0 million, or 9.7%, respectively, in fiscal 2019 compared to fiscal 2018. These increases include contributions from the aforementioned acquisitions in fiscal 2019. Excluding these contributions, revenue and revenue, net of subcontractor costs, increased 4.8% and 6.9%, respectively, in fiscal 2019 compared to fiscal 2018. These increases reflect continued broad-based growth in our U.S. state and local government project-related infrastructure revenue. In addition, our revenue from disaster response and recovery planning projects increased compared to fiscal 2018. Overall, our U.S. state and local government adjusted revenue, net of subcontractor costs, increased $136.7 million and $85.7 million, respectively in fiscal 2019 compared to fiscal 2018. Operating income increased $17.1 million in fiscal 2019 compared to fiscal 2018, primarily reflecting the higher U.S. state and local revenue. Our operating margin, based on revenue, net of subcontractor costs, was stable at 13.9% in both fiscal 2019 and 2018.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$1,342,509	$1,323,142	$19,367	1.5%
Subcontractor costs	(279,468)	(337,390)	57,922	17.2
Revenue, net of subcontractor costs	$1,063,041	$985,752	$77,289	7.8

Income from operations	$79,633	$74,451	$5,182	7.0

Revenue and revenue, net of subcontractor costs, increased $19.4 million, or 1.5%, and $77.3 million, or 7.8%, respectively, in fiscal 2019 compared to fiscal 2018. Our fiscal 2019 results included a reduction of revenue and a corresponding non-cash charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. Excluding this claim and the net impact of the aforementioned acquisitions/divestiture, revenue and revenue, net of subcontractor costs, increased 4.0% and 10.3%, respectively, in fiscal 2019 compared to fiscal 2018. These increases primarily reflect increased international revenue, particularly for broad-based activities in Canada and renewable energy projects globally. Operating income increased $5.2 million in fiscal 2019 compared to fiscal 2018 reflecting the higher revenue. In addition to the aforementioned claim resolution, operating income in fiscal 2019 included the previously described charges of $10.9 million related to the planned disposal of our Canadian turn-key pipeline operations. Operating income in fiscal 2018 included a $12.5 million charge for a claim settlement for a fixed-price construction project that was completed in fiscal 2014. Excluding these charges, our operating income increased $17.4 million in fiscal 2019 compared to fiscal 2018, and our operating margin, based on revenue, net of subcontractor costs, improved to 9.8% in fiscal 2019 from 8.8% in fiscal 2018.

Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	September 29, 2019	September 30, 2018	Change
			$	%
	($ in thousands)
Revenue	$(1,542)	$14,199	$(15,741)	NM
Subcontractor costs	(1,243)	(11,551)	10,308	89.2
Revenue, net of subcontractor costs	$(2,785)	$2,648	$(5,433)	NM

Loss from operations	$(5,933)	$(4,573)	$(1,360)	(29.7)

NM = not meaningful
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
Fiscal 2019 Acquisition and Integration Expenses
In fiscal 2019, we incurred acquisition and integration expenses of $10.4 million related to the WYG acquisition. These expenses included $3.3 million of acquisition expenses that were primarily for professional services, such as legal and investment banking, to support the transaction and were all paid in the fourth quarter of fiscal 2019. Subsequent to the acquisition date, we also recorded charges of $7.1 million for integration activities, including the elimination of redundant general and administrative costs, real estate consolidation, and conversion of information technology platforms, substantially all of which were paid in fiscal 2020.
Fiscal 2019 and 2018 Earn-Out Adjustments
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported losses of $1.1 million and $4.3 million in fiscal 2019 and 2018, respectively. The fiscal 2018 losses resulted from updated valuations of the contingent consideration liabilities for NDY, Eco Logical Australia ("ELA") and Cornerstone Environmental Group ("CEG"). These valuations included updated projections of NDY's, ELA's, and CEG's financial performance during the earn-out periods, which exceeded our original estimates at their respective acquisition dates. In addition, we recognized charges of $2.0 million and $1.5 million in fiscal 2019 and 2018, respectively, that related to the earn-out for Glumac. These charges were treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.
At September 29, 2019, there was a total maximum of $72.4 million of outstanding contingent consideration related to acquisitions. Of this amount, $53.0 million was estimated as the fair value and accrued on our consolidated balance sheet.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. As of September 27, 2020, we had $157.5 million of cash and cash equivalents and access to an additional $722 million of borrowings available under our credit facility. During fiscal 2020, we generated $262 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.
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
We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. At September 27, 2020, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $66.9 million are expected to be permanently reinvested in these foreign countries. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 27, 2020, the incremental foreign withholding taxes applicable to those earnings would be approximately $2.0 million. We currently have no need or plans to repatriate undistributed foreign earnings in the foreseeable future; however, this could change due to varied economic circumstances or modifications in tax law.
On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). In fiscal 2019, we expended $100 million to repurchase our stock under these programs. In fiscal 2020, we paid an additional $117.2 million for share repurchases. As a result, we had a remaining balance of $207.8 million available under the 2019 and 2020 programs. We declared and paid common stock dividends totaling $34.7 million, or $0.64 per share, in fiscal 2020 compared to $29.7 million, or $0.54 per share, in fiscal 2019.
Subsequent Event. On November 9, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on December 11, 2020 to stockholders of record as of the close of business on November 30, 2020.
Cash and Cash Equivalents. As of September 27, 2020, cash and cash equivalents were $157.5 million, an increase of $36.6 million compared to the fiscal 2019 year-end. The increase was due to net cash provided by operating activities, primarily due to shorter collection periods for accounts receivable, and increased proceeds from sale of equipment. These increases were partially offset by stock repurchases, dividends, acquisitions and contingent earn-out payments.
Operating Activities. For fiscal 2020, net cash provided by operating activities was $262.5 million compared to $208.5 million in fiscal 2019. The increase was primarily due to strong cash collections on our accounts receivable.
Investing Activities. Net cash used in investing activities was $63.0 million in fiscal 2020, a decrease of $36.7 million compared to last year. The change resulted from lower payments for acquisitions in fiscal 2020 compared to last year and the proceeds from sales of equipment related to the disposal of our Canadian turn-key pipeline activities.
Financing Activities. For fiscal 2020, net cash used in financing activities was $163.0 million, an increase of $28.0 million compared to fiscal 2019. The change was primarily due to increased stock repurchases and contingent earn-out payments.
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
At September 27, 2020, we had $254.9 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $228.1 million under the Amended Term Loan Facility and $26.8 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 2.31% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ended September 27, 2020 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 3.52%. At September 27, 2020, we had $422.4 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.7 million, $0.7 million, and $0.6 million for fiscal 2020, 2019 and 2018, respectively.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At September 27, 2020, we were in compliance with these covenants with a consolidated leverage ratio of 1.10x and a consolidated interest coverage ratio of 19.76x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At September 27, 2020, there was $36.6 million outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $69.7 million. As of September 27, 2020, we had bank overdrafts of $33.6 million related to our U.S. disbursement bank accounts. This balance is reported in the "Current portion of long-term debt and other short-term borrowings" within our fiscal 2020 year-end consolidated balance sheet. The change in bank overdraft balance is classified as cash flows from financing activities within our consolidated statements of cash flows as we believe these overdrafts to be a form of short-term financing from the bank due to our ability to fund the overdraft with the $50.0 million overdraft protection on the bank accounts or our other credit facilities if needed.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2019	$0.15	December 2, 2019	$8,190	December 13, 2019
January 27, 2020	$0.15	February 12, 2020	$8,225	February 28, 2020
April 27, 2020	$0.17	May 13, 2020	$9,175	May 27, 2020
July 27, 2020	$0.17	August 21, 2020	$9,153	September 4, 2020
November 9, 2020	$0.17	November 30, 2020	N/A	December 11, 2020

Contractual Obligations. The following sets forth our contractual obligations at September 27, 2020:

	Total	Year 1	Years 2 - 3	Years 4 - 5	Beyond
	(in thousands)
Debt:
Credit facility	$291,522	$49,127	$242,395	$—	$—
Other debt	137	137	—	—	—
Interest (1)	9,326	3,439	5,887	—	—
Operating leases (2)	333,810	88,069	141,736	56,513	47,492
Contingent earn-outs (3)	32,617	16,142	16,475	—	—
Other long-term obligations (4)	39,599	1,841	2,561	245	34,952
Unrecognized tax benefits (5)	9,650	7,633	1,694	323	—
Total	$716,661	$166,388	$410,748	$57,081	$82,444

(1) Interest primarily related to the Term Loan Facility is based on a weighted-average interest rate at September 27, 2020, on borrowings that are presently outstanding.
(2) Predominantly represents leases for our Corporate and project office spaces.
(3) Represents the estimated fair value recorded for contingent earn-out obligations for acquisitions. The remaining maximum contingent earn-out obligations for these acquisitions total $70.9 million.
(4) Predominantly represents deferred compensation liability.
(5) Represents liabilities for unrecognized tax benefits related to uncertain tax positions, excluding amounts related primarily to outstanding refund claims. For more information, see Note 8, "Income Taxes" of the "Notes to Consolidated Financial Statements" included in Item 8.
Income Taxes
We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months, particularly in the United Kingdom where we have a valuation allowance of approximately $14 million primarily related to the realizability of net operating loss carry-forwards.
As of September 27, 2020 and September 29, 2019, the liability for income taxes associated with uncertain tax positions was $9.7 million and $8.8 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At September 27, 2020, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $69.7 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
The goodwill impairment review involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, operating profit margins, business plans, discount rates, and terminal growth rates. We also make certain assumptions about future market conditions, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. This could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending, or a decline in the demand for our services due to changing economic conditions. In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at June 29, 2020 (i.e. the first day of our fourth quarter in fiscal 2020), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. Our ASP reporting unit was the only reporting unit that had an estimated fair value that exceeded its carrying value by less than 20%.
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. This prompted a strategic review of our ASP reporting unit, which is in our CIG reportable segment. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equals its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020.
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
Income Taxes
We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at September 27, 2020, primarily loss carryforwards, will not be realized, and we have reserved accordingly.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At September 27, 2020, we had borrowings outstanding under the Credit Agreement of $254.9 million at a weighted-average interest rate of 2.31% per annum.
In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of September 27, 2020, the notional principal of our outstanding interest swap agreements was $228.1 million ($45.6 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at September 27, 2020, was 3.52%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.
Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $1.3 million of foreign currency losses in fiscal 2020 and $0.5 million of foreign currency gains in fiscal 2019 in “Selling, general and administrative expenses” on our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2020 and 2019, 29.6% and 27.7% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2020, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $3.4 million compared to a decrease in equity of $21.1 million in fiscal 2019. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of September 27, 2020 and September 29, 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended September 27, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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
Revenue Recognition - Determination of Total Estimated Contract Cost for Fixed-price Contracts
As described in Note 3 to the consolidated financial statements, $1.1 billion of the Company’s total revenues for the year ended September 27, 2020 was generated from fixed-price contracts. As disclosed by management, under fixed-price contracts, the Company's clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue is recognized over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company's customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects the judgement to faithfully depict the value of the services transferred to the customer. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. As a result, the Company recognized net favorable operating income adjustments of $0.8 million as of September 27, 2020, exclusive of the amounts related to claims described below. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. The anticipated losses and estimated cost to complete the related contracts was $13.2 million and $118 million as of September 27, 2020. Claims are amounts in excess of agreed contract prices that the Company seeks to collect from clients or other third parties. Claims were approximately $14 million as of September 27, 2020.
The principal considerations for our determination that performing procedures relating to revenue recognition - determination of total estimated contract cost for fixed-price contracts is a critical audit matter are the significant amount of judgment required by management in determining the total estimated contract cost for fixed-price contracts which, in turn, led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and in evaluating the audit evidence obtained related to the total estimated contract costs for fixed-price contracts with cumulative catch-up adjustments, anticipated losses or claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated contract cost for fixed-price contracts. These procedures also included, among others, (i) evaluating and testing management’s process for determining the total estimated contract cost for a sample of contracts with cumulative catch-up adjustments, anticipated losses or claims, which included evaluating the contract terms and other documents that support those estimates, and testing of underlying contract costs; (ii) assessing management's ability to reasonably estimate total contract costs by performing a comparison of the actual total estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; and (iii) evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s approach over the life of the contract.
Goodwill Impairment Assessment - Asia/Pacific Reporting Unit
As described in Notes 2 and 6 to the consolidated financial statements, the Company's consolidated goodwill balance was $993.5 million as of September 27, 2020, and the goodwill associated with the Asia/Pacific (ASP) reporting unit was $95.5 million. Management performs an annual goodwill impairment review at the beginning of the fiscal fourth quarter, June 29, 2020, or more frequently when an event occurs or circumstances indicate that the carrying value of the asset may not be recoverable. On September 2, 2020, Australia announced that it had fallen into economic recession in the quarter ending in June 2020. Management performed an interim goodwill impairment review of the ASP reporting unit and recorded a $15.8 million goodwill impairment charge. The impairment test for goodwill involves the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. Management estimates the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach. The development of the present value of future cash flow projections include assumptions and estimates derived from expected revenue growth rates, operating profit margins, discount rates and the terminal growth rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the ASP reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit ; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management's significant assumptions related to revenue growth rates, operating profit margins, discount rates and terminal growth rates: and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the ASP reporting unit. These procedures also included, among others, (i) testing management's process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; and the market approach; (iii) testing the completeness and accuracy of underlying data used in the valuation approaches; and (iv) evaluating the significant assumptions used by management related to the expected revenue growth rates, operating margins, discount rates and the terminal growth rates. Evaluating management's assumptions related to expected revenue growth rates and operating profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow method and market approach and management's assumptions related to the discount rates and terminal growth rates.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 23, 2020
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	September 27, 2020	September 29, 2019
Current assets:
Cash and cash equivalents	$157,515	$120,732
Accounts receivable, net	649,035	768,720
Contract assets	92,632	114,324
Prepaid expenses and other current assets	81,094	62,196
Income taxes receivable	19,509	13,820
Total current assets	999,785	1,079,792
Property and equipment, net	35,507	39,441
Right-of-use assets, operating leases	239,396	—
Investments in unconsolidated joint ventures	7,332	6,873
Goodwill	993,498	924,820
Intangible assets, net	13,943	16,440
Deferred tax assets	32,052	28,385
Other long-term assets	57,045	51,657
Total assets	$2,378,558	$2,147,408

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$111,804	$206,609
Accrued compensation	199,801	203,384
Contract liabilities	171,905	165,611
Short-term lease liabilities, operating leases	69,650	—
Current portion of long-term debt and other short-term borrowings	49,264	12,500
Current contingent earn-out liabilities	16,142	24,977
Other current liabilities	174,890	156,873
Total current liabilities	793,456	769,954
Deferred tax liabilities	16,316	12,971
Long-term debt	242,395	263,934
Long-term lease liabilities, operating leases	191,955	—
Long-term contingent earn-out liabilities	16,475	28,015
Other long-term liabilities	80,588	83,070
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 27, 2020 and September 29, 2019	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,797 and 54,565 shares at September 27, 2020 and September 29, 2019, respectively	538	546
Additional paid-in capital	—	78,132
Accumulated other comprehensive loss	(161,786)	(160,584)
Retained earnings	1,198,567	1,071,192
Tetra Tech stockholders' equity	1,037,319	989,286
Noncontrolling interests	54	178
Total stockholders' equity	1,037,373	989,464
Total liabilities and stockholders' equity	$2,378,558	$2,147,408
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
Revenue	$2,994,891	$3,107,348	$2,964,148
Subcontractor costs	(646,319)	(717,711)	(763,414)
Other costs of revenue	(1,902,037)	(1,981,454)	(1,816,276)
Gross profit	446,535	408,183	384,458
Selling, general and administrative expenses	(204,615)	(200,230)	(190,120)
Acquisition and integration expenses	—	(10,351)	—
Contingent consideration – fair value adjustments	14,971	(1,085)	(4,252)
Impairment of goodwill	(15,800)	(7,755)	—
Income from operations	241,091	188,762	190,086
Interest income	1,375	1,732	1,824
Interest expense	(14,475)	(15,358)	(17,348)
Income before income tax expense	227,991	175,136	174,562
Income tax expense	(54,101)	(16,375)	(37,605)
Net income	173,890	158,761	136,957
Net income attributable to noncontrolling interests	(31)	(93)	(74)
Net income attributable to Tetra Tech	$173,859	$158,668	$136,883
Earnings per share attributable to Tetra Tech:
Basic	$3.21	$2.89	$2.46
Diluted	$3.16	$2.84	$2.42
Weighted-average common shares outstanding:
Basic	54,235	54,986	55,670
Diluted	55,022	55,936	56,598

See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
Net income	$173,890	$158,761	$136,957

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	3,436	(21,109)	(29,656)
(Loss) gain on cash flow hedge valuations, net of tax	(4,638)	(12,125)	806
Other comprehensive loss attributable to Tetra Tech, net of tax	(1,202)	(33,234)	(28,850)
Other comprehensive income (loss) attributable to noncontrolling interests, net of tax	(1)	243	(64)
Comprehensive income, net of tax	$172,687	$125,770	$108,043

Comprehensive income attributable to Tetra Tech, net of tax	$172,657	$125,434	$108,033
Comprehensive income attributable to noncontrolling interests, net of tax	30	336	10
Comprehensive income, net of tax	$172,687	$125,770	$108,043
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$173,890	$158,761	$136,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,611	28,844	38,636
Equity in income of unconsolidated joint ventures	(6,605)	(4,073)	(4,008)
Distributions of earnings from unconsolidated joint ventures	6,310	4,048	3,440
Amortization of stock-based awards	19,424	17,618	19,582
Deferred income taxes	565	(37,615)	(29,360)
Provision for doubtful accounts	1,267	16,964	7,167
Impairment of goodwill	15,800	7,755	—
Fair value adjustments to contingent consideration	(14,971)	1,085	4,252
(Gain) loss on sale of assets and divested business	(11,066)	(232)	1,045
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	154,748	(10,226)	(46,273)
Prepaid expenses and other assets	(11,321)	2,568	(12,638)
Accounts payable	(102,162)	39,011	(16,032)
Accrued compensation	(8,173)	18,359	27,492
Contract liabilities	5,894	(6,039)	15,228
Other liabilities	19,460	(16,929)	24,998
Income taxes receivable/payable	(5,192)	(11,386)	17,596
Cash settled contingent earn-out liability	—	—	(2,349)
Net cash provided by operating activities	262,479	208,513	185,733
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(68,488)	(84,159)	(68,256)
Capital expenditures	(12,245)	(16,198)	(9,726)
Proceeds from sale of assets and divested business, net	17,710	651	35,348
Net cash used in investing activities	(63,023)	(99,706)	(42,634)
Cash flows from financing activities:
Proceeds from borrowings	344,991	417,262	401,965
Repayments on long-term debt	(331,066)	(415,491)	(485,946)
Repurchases of common stock	(117,188)	(100,000)	(75,000)
Taxes paid on vested restricted stock	(11,166)	(6,893)	(8,871)
Payments of contingent earn-out liabilities	(22,900)	(12,018)	(1,412)
Debt pre-payment costs	—	—	(1,737)
Stock options exercised	10,334	11,751	13,520
Dividends paid	(34,743)	(29,674)	(24,477)
Principal payments on finance leases	(1,311)	—	—
Net cash used in financing activities	(163,049)	(135,063)	(181,958)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	207	(1,727)	(4,947)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,614	(27,983)	(43,806)
Cash, cash equivalents and restricted cash at beginning of year	120,901	148,884	192,690
Cash, cash equivalents and restricted cash at end of year	$157,515	$120,901	$148,884

Supplemental information:
Cash paid during the year for:
Interest	$13,256	$12,310	$15,570
Income taxes, net of refunds received of $1.4 million, $5.2 million and $2.5 million	$55,039	$66,038	$49,842
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$157,515	$120,732	$146,185
Restricted cash included in other current assets	—	169	2,699
Total cash, cash equivalents and restricted cash	$157,515	$120,901	$148,884
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended September 30, 2018, September 29, 2019, and September 27, 2020
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2017	55,873	$559	$193,835	$(98,500)	$832,559	$928,453	$171	$928,624
Comprehensive income, net of tax:
Net income					136,883	136,883	74	136,957
Foreign currency translation adjustments				(29,656)		(29,656)	(64)	(29,720)
Gain on cash flow hedge valuations				806		806		806
Comprehensive income, net of tax						108,033	10	108,043
Distributions paid to noncontrolling interests							(52)	(52)
Cash dividends of $0.44 per common share					(24,477)	(24,477)		(24,477)
Stock-based compensation			19,582			19,582		19,582
Stock options exercised	549	5	13,506			13,511		13,511
Restricted & performance shares released	277	3	(8,874)			(8,871)		(8,871)
Shares issued for Employee Stock Purchase Plan	142	1	5,739			5,740		5,740
Stock repurchases	(1,492)	(15)	(74,985)			(75,000)		(75,000)
BALANCE AT SEPTEMBER 30, 2018	55,349	553	148,803	(127,350)	944,965	966,971	129	967,100
Comprehensive income, net of tax:
Net income					158,668	158,668	93	158,761
Foreign currency translation adjustments				(21,109)		(21,109)	243	(20,866)
Gain on cash flow hedge valuations				(12,125)		(12,125)		(12,125)
Comprehensive income, net of tax						125,434	336	125,770
Distributions paid to noncontrolling interests							(287)	(287)
Cash dividends of $0.54 per common share					(29,674)	(29,674)		(29,674)
Stock-based compensation			17,618			17,618		17,618
Restricted & performance shares released	183	2	(6,895)			(6,893)		(6,893)
Stock options exercised	448	5	11,746			11,751		11,751
Shares issued for Employee Stock Purchase Plan	148	2	6,844			6,846		6,846
Stock repurchases	(1,563)	(16)	(99,984)			(100,000)		(100,000)
Cumulative effect of accounting changes					(2,767)	(2,767)		(2,767)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2019	54,565	546	78,132	(160,584)	1,071,192	989,286	178	989,464
Comprehensive income, net of tax:
Net income					173,859	173,859	31	173,890
Foreign currency translation adjustments				3,436		3,436	(1)	3,435
Loss on cash flow hedge valuations				(4,638)		(4,638)		(4,638)
Comprehensive income, net of tax						172,657	30	172,687
Distributions paid to noncontrolling interests							(154)	(154)
Cash dividends of $0.64 per common share					(34,743)	(34,743)		(34,743)
Stock-based compensation			19,424			19,424		19,424
Restricted & performance shares released	212	2	(11,168)			(11,166)		(11,166)
Stock options exercised	361	4	10,330			10,334		10,334
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,509)	(15)	(105,432)		(11,741)	(117,188)		(117,188)
BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Notes to Consolidated Financial Statements
1.           Description of Business
We are a leading global provider of consulting and engineering services that focuses on water, environment, sustainable infrastructure, resource management, energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, construction management, and operations and maintenance.
We manage our business under two reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. This alignment allows us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment. Certain reclassifications were made to the prior years to conform to the current-year presentation.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year.    We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2020, 2019 and 2018 each contained 52 weeks.
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
Cash and Cash Equivalents.    Cash and cash equivalents include highly liquid investments with original maturities of 90 days or less. We classify cash and cash equivalents as restricted when we are unable to freely use such cash and cash equivalents for our general operating purposes. Restricted cash balances are reported within our "Prepaid expenses and other current assets" on the consolidated balance sheets. Occasionally, we have book overdrafts which represent checks issued in excess of funds on deposit in our bank accounts that have not yet been paid by the applicable bank at the balance sheet date. Bank overdrafts occur when a bank honors disbursements in excess of funds on deposit in our bank accounts. We classify book and bank overdrafts as short-term borrowings on our consolidated balance sheets, and report the change in overdrafts as a financing activity in our consolidated statements of cash flows.
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
Accounts Receivable – Net.    Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 27, 2020 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

Contract Assets and Contract Liabilities. Contract assets represent revenue recognized in excess of the amounts for which we have the contractual right to bill our customers. Contract retentions, included in contract assets, represent amounts withheld by clients until certain conditions are met or the project is completed, which may extend beyond one year. Contract liabilities represent the amount of cash collected from clients and billings to clients on contracts in advance of work performed and revenue recognized. The majority of these amounts are expected be earned within 12 months and are classified as current liabilities.
Property and Equipment.    Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and any resulting gain or loss is reflected in our consolidated statements of income. Expenditures for maintenance and repairs are expensed as incurred. Generally, estimated useful lives range from three to seven years for equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Assets held for sale are measured at the lower of carrying amount (i.e., net book value) and fair value less cost to sell, and are reported within "Prepaid expenses and other current assets" on our consolidated balance sheets. Once assets are classified as held for sale, they are no longer depreciated.
Long-Lived Assets.   Our policy is to evaluate the recoverability of our long-lived assets when the facts and circumstances suggest that the assets may be impaired. This assessment is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are reported in "Other long-term assets", "Other current liabilities", and "Other long-term liabilities" on our consolidated balance sheet.
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
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years. We also have finance leases which are primarily related to IT equipment.
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
Business Combinations.    The cost of an acquired company is assigned to the tangible and intangible assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The determination of fair values of these assets and liabilities requires us to make estimates and use valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Goodwill typically represents the value paid for the assembled workforce and enhancement of our service offerings. Transaction costs associated with business combinations are expensed as incurred.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at June 29, 2020 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
The impairment test for goodwill involves the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. The development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, operating profit margins, discount rates, and the terminal growth rate. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. However, if its carrying value exceeds its fair value, our goodwill is impaired, and we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements. An impairment loss recognized, if any, should not exceed the total amount of goodwill allocated to the reporting unit.
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
Deferred Compensation. We maintain a non-qualified defined contribution supplemental retirement plan for certain key employees and non-employee directors that is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. Our consolidated balance sheets reflect our investment in variable life insurance contracts in "Other long-term assets." Our obligation to participating employees is reflected in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income.
Income Taxes.    We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, scheduled reversals of deferred tax amounts, availability of carrybacks, and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets will not be realized.
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

Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 28% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2020 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 48%, 22% and 30% of our fiscal 2020 revenue was generated from our U.S. government, U.S. commercial and international clients, respectively.
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
Recently Issued Accounting Pronouncements Adopted in Fiscal 2020.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 “Leases (Topic 842)”, which is a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In the first quarter of fiscal 2020, we adopted the standard using the modified retrospective method. The standard was applied to leases that existed or were entered into on or after September 30, 2019. Our fiscal 2020 financial statements have been presented under this standard. However, the prior-year financial statements have not been adjusted and continue to be reported in accordance with previous guidance. See Note 10, "Leases" for further discussion of the adoption and the impact on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted.
In June 2016, the FASB issued updated guidance, Accounting Standards Update ("ASU") 2016-13, related to the measurement of credit losses for certain financial assets. This guidance replaces the current incurred loss methodology with an expected credit loss methodology. It requires us to recognize an allowance equal to our current estimate of all contractual cash flows that we do not expect to collect. Our estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the collectability of the reported amounts. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 (first quarter of fiscal 2021 for us). In anticipation of our adoption of ASU 2016-13, we have updated our presentation of gross receivables and the allowance for doubtful accounts to reflect only expected credit losses in the allowance. We do not expect the adoption in the first quarter of fiscal 2021 to have a material impact on our consolidated financial statements.
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
In May 2020, the Securities and Exchange Commission issued guidance amending certain financial disclosures about acquired and disposed businesses. The amendments are designed to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant, and to improve the related disclosure requirements. The guidance is effective for fiscal years beginning after December 31, 2020 (first quarter of fiscal 2022 for us). We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
3.           Revenue and Contract Balances
We recognize revenue over time as the related performance obligation is satisfied by transferring control of a promised good or service to our customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects our judgement to faithfully depict the value of the services transferred to the customer. For certain on-call engineering or consulting and similar contracts, we recognize revenue in the amount which we have the right to invoice the customer if that amount corresponds directly with the value of our performance completed to date.
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
Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Client Sector:
U.S. state and local government	$439,019	$587,364	$469,231
U.S. federal government (1)	993,835	941,102	974,384
U.S. commercial	674,605	719,314	788,398
International (2)	887,432	859,568	732,135
Total	$2,994,891	$3,107,348	$2,964,148

Contract Type:
Fixed-price	$1,078,432	$1,048,157	$986,910
Time-and-materials	1,391,592	1,509,901	1,395,148
Cost-plus	524,867	549,290	582,090
Total	$2,994,891	$3,107,348	$2,964,148

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the twelve months ended months ended September 27, 2020 and September 29, 2019.

Contract Assets and Contract Liabilities
We invoice customers based on the contractual terms of each contract. However, the timing of revenue recognition may differ from the timing of invoice issuance.
Contract assets represent revenue recognized in excess of the amounts for which we have the contractual right to bill our customers. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones or completion of a contract. In addition, many of our time and materials arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract retentions, included in contract assets, represent amounts withheld by clients until certain conditions are met or the project is completed, which may extend beyond one year.
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

	Balance at
	September 27, 2020	September 29, 2019
	(in thousands)
Contract assets (1)	$92,632	114,324
Contract liabilities	171,905	165,611
Net contract liabilities	$(79,273)	$(51,287)

(1) Includes $12.3 million and $26.5 million of contract retentions as of September 27, 2020 and September 29, 2019, respectively.
In fiscal 2020, we recognized revenue of approximately $118 million from amounts included in the contract liability balance at the end of fiscal 2019, compared to approximately $90 million for the comparative prior-year period.
We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $0.8 million for both fiscal 2020 and fiscal 2019, exclusive of the amounts related to claims described below. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of September 27, 2020 and September 29, 2019, our consolidated balance sheets included liabilities for anticipated losses of $13.2 million and $11.5 million, respectively. The estimated cost to complete the related contracts as of September 27, 2020 was approximately $118 million.
Accounts Receivable, Net
Net accounts receivable consisted of the following:

	Balance at
	September 27, 2020	September 29, 2019
	(in thousands)
Billed	$402,818	$496,985
Unbilled	253,364	282,297
Total accounts receivable	656,182	779,282
Allowance for doubtful accounts	(7,147)	(10,562)
Total accounts receivable, net	$649,035	$768,720
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at September 27, 2020 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the COVID-19 pandemic, that may affect our clients' ability to pay.
Total accounts receivable at September 27, 2020 and September 29, 2019 included approximately $14 million and $15 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.
We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In fiscal 2020, we recorded net losses in operating income related to claims of $4.4 million in our CIG segment. In fiscal 2019, we recognized reductions of revenue of $26.7 million and $4.6 million, and related losses in operating income of $28.2 million and $5.7 million in our CIG and RCM segments, respectively, primarily due to the resolution of several claims in fiscal 2019 for amounts lower than we previously expected.
No single client accounted for more than 10% of our accounts receivable at September 27, 2020 and September 29, 2019.
Remaining Unsatisfied Performance Obligations (“RUPOs”)
Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.2 billion of RUPOs as of September 27, 2020. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPOs as of September 27, 2020 over the following periods:

Amount
(in thousands)
Within 12 months	$1,846,527
Beyond	1,372,446
Total	$3,218,973
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
4.           Stock Repurchase and Dividends
On November 5, 2018, the Board of Directors authorized a stock repurchase program ("2019 Program") under which we could repurchase up to $200 million of our common stock. This was in addition to the $25 million remaining as of fiscal 2018 year-end under the previous stock repurchase program ("2018 Program"). On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program ("2020 Program"). As of September 27, 2020, we had a remaining balance of $207.8 million available under the 2019 and 2020 programs. The following table summarizes stock repurchases in the open market and settled in fiscal 2019 and fiscal 2020:

Fiscal Year	Stock Repurchase Program	Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2019	2018 Program	430,559	$58.06	$25,000
2019	2019 Program	1,131,962	$66.26	75,000
2019 Total		1,562,521	$64.00	$100,000

2020	2019 Program	1,508,747	$77.67	$117,188
The following table presents dividends declared and paid in fiscal 2020 and 2019:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,225
April 27, 2020	$0.17	May 13, 2020	May 29, 2020	9,175
July 27, 2020	$0.17	August 21, 2020	September 4, 2020	9,153
Total dividends paid as of September 27, 2020				$34,743

November 5, 2018	$0.12	November 30, 2018	December 14, 2018	$6,654
January 28, 2019	$0.12	February 13, 2019	February 28, 2019	6,616
April 29, 2019	$0.15	May 15, 2019	May 31, 2019	8,219
July 29, 2019	$0.15	August 14, 2019	August 30, 2019	8,185
Total dividends paid as of September 29, 2019				$29,674
Subsequent Event.    On November 9, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on December 11, 2020 to stockholders of record as of the close of business on November 30, 2020.
5.           Acquisitions and Divestitures
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
In fiscal 2018, we divested our non-core utility field services operations in the CIG segment for net proceeds after transaction costs of $30.2 million. This operation generated approximately $70 million in annual revenue primarily from our U.S. commercial clients. We also divested non-core assets during the third quarter of fiscal 2018 resulting in a pre-tax loss of $3.4 million, which is included in selling, general and administrative expenses for fiscal 2018.
In fiscal 2019, we acquired eGlobalTech ("EGT"), a high-end information technology solutions, cloud migration, cybersecurity, and management consulting firm based in Arlington, Virginia. EGT is part of our GSG segment. The fair value of the purchase price was $49.1 million. This amount was comprised of a $24.7 million promissory note issued to the sellers (which was subsequently paid in full in the third quarter of fiscal 2019), $3.3 million of payables related to estimated post-closing adjustments for net assets acquired, and $21.1 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.
In fiscal 2019, we acquired WYG plc (“WYG”), which employs approximately 1,600 staff primarily in the United Kingdom and Europe, delivering consulting and engineering solutions for complex projects across key service areas including planning, water and environment, transport, infrastructure, the built environment, architecture, urban design, surveying, asset management, program management, and international development. WYG’s United Kingdom based consulting and engineering business is part of our CIG segment, while its international development business is part of our GSG segment. The fair value of the purchase price was $54.2 million, entirely paid in cash. In addition, we assumed net debt of $11.5 million, which was subsequently paid in full in the fourth quarter of fiscal 2019. We also incurred $10.4 million in acquisition and integration costs related to the WYG acquisition in the fourth quarter of fiscal 2019.
In fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia. SEG is part of our GSG segment. The fair value of the purchase price was $40.9 million. This amount was comprised of $29.6 million in initial cash payments made to the sellers and $11.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.
In fiscal 2020, we acquired BlueWater Federal Solutions, Inc. ("BWF"), a leading information technology management consulting firm based in Chantilly, Virginia. BWF is part of our GSG segment. The fair value of the purchase price was $48.5 million. This amount was comprised of $41.8 million in initial cash payments made to the sellers, $1.5 million of payables related to estimated post-closing adjustments for net assets acquired, and $5.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.
Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The goodwill additions related to our fiscal 2019 acquisitions represent the value of a workforce with emerging technology and new techniques that incorporate artificial intelligence, data analytics and advanced cybersecurity solutions for government and commercial clients, and expanding our geographic presence in the United Kingdom with a strong platform for growth in the United Kingdom and Europe. The fiscal 2020 goodwill additions represent the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud, and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.
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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2020, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods.
During fiscal 2020, we recorded adjustments to our contingent earn-out liabilities and reported related net gains in operating income of $15.0 million, substantially all in the fourth quarter. These gains primarily resulted from updated valuations of the contingent consideration liabilities for NDY, EGT, and SEG.
The acquisition agreement for NDY included a contingent earn-out agreement based on the achievement of operating income thresholds (in Australian dollars) in each of the first three years beginning on the acquisition date, which was in the second quarter of fiscal 2018. The maximum earn-out obligation over the three-year earn-out period was A$25 million (A$7.4 million in year one, and A$8.8 million each in years two and three). These amounts could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year. NDY was required to meet a minimum operating income threshold in each year to earn any contingent consideration.
The determination of the fair value of the purchase price for NDY on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. The initial valuation was primarily based on probability-weighted internal estimates of NDY's operating income during each earn-out period. Based on these estimates, we calculated an initial fair value at the acquisition date of A$9.4 million for NDY's contingent earn-out liability in the second quarter of fiscal 2018. In determining that NDY would earn 38% of the maximum potential earn-out, we considered several factors including NDY's recent historical revenue and operating income levels and growth rates. We also considered the recent trend in NDY's backlog level.
NDY's actual financial performance in the first two earn-out periods exceeded our original estimates at the acquisition date. As a result, we increased the related contingent consideration liability and recognized losses of $2.1 million (A$3.0 million) and $5.4 million (A$7.9 million) in fiscal 2018 and fiscal 2019, respectively. In the fourth quarter of fiscal 2020, we evaluated our estimate of NDY’s contingent consideration liability for the third and final earn-out period. This assessment included a review of NDY’s actual and forecasted results for the third earn-out period, which included an evaluation of the status of ongoing projects in NDY’s backlog, and the inventory of prospective new contract awards and the impact of the COVID-19 pandemic on the Australian economy and NDY's operations. As a result of this assessment, we concluded that NDY’s operating income in the third earn-out period would be lower than previously estimated, and we reduced NDY’s contingent earn-out liability to $1.8 million (A$2.6 million), which resulted in a gain of $3.7 million (A$5.2 million).
The acquisition agreement for EGT included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first three years beginning on the acquisition date, which was in the second quarter of fiscal 2019. The maximum earn-out obligation over the three-year earn-out period was $25 million ($8.5 million in year one, $9.0 million in year two, and $7.5 million in year three). In each of the first two earn-out years, EGT was to receive a portion of the contingent consideration if EGT achieved a minimum operating income threshold. The remaining contingent consideration could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year. EGT was required to meet a minimum operating income threshold in each year to earn any of this contingent consideration.
The determination of the fair value of the purchase price for EGT on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. The initial valuation was primarily based on probability-weighted internal estimates of EGT's operating income during each earn-out period. Based on these estimates, we calculated an initial fair value at the acquisition date of $21.1 million for EGT's contingent earn-out liability in the second quarter of fiscal 2019. In determining that EGT would earn 84% of the maximum potential earn-out, we considered several factors including EGT's recent historical revenue and operating income levels and growth rates. We also considered the recent trend in EGT's backlog level and the prospects for the U.S. federal information technology market.
In the third quarter of fiscal 2020, EGT achieved and was paid the maximum earn-out obligation for the first earn-out period. Subsequently, we evaluated our estimate of EGT’s contingent consideration liability for the second and third earn-out periods. This assessment included a review of EGT’s actual and forecasted results for the second and third earn-out periods, which included an evaluation of the status of ongoing projects in EGT’s backlog, and the inventory of prospective new contract awards. As a result of this assessment, we concluded that EGT's operating income in the second and third earn-out period would be lower than previously estimated. Accordingly, in the fourth quarter of fiscal 2020, we reduced EGT’s contingent earn-out liability to $7.5 million, which resulted in a gain of $4.7 million.

The acquisition agreement for SEG included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first three years beginning on the acquisition date, which was in the second quarter of fiscal 2020. The maximum earn-out obligation over the three-year earn-out period was $20 million ($5.0 million, $7.0 million and $8.0 million for years one, two and three, respectively). SEG was to receive a portion of the contingent consideration if SEG achieved a minimum operating income threshold in each year of the earn-out period. The remaining contingent consideration could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year. SEG was required to meet a minimum operating income threshold in each year to earn any of this contingent consideration.
The determination of the fair value of the purchase price for SEG on the acquisition date included our estimate of the fair value of the related contingent earn-out obligation. The initial valuation was primarily based on probability-weighted internal estimates of SEG's operating income during each earn-out period. Based on these estimates, we calculated an initial fair value at the acquisition date of $11.3 million for SEG's contingent earn-out liability in the second quarter of fiscal 2020. In determining that SEG would earn 57% of the maximum potential earn-out, we considered several factors including SEG's recent historical revenue and operating income levels and growth rates. We also considered the recent trend in SEG's backlog level and the prospects for the U.S. federal information technology market.
SEG’s actual financial performance in the first earn-out period on a year to date basis was below our original expectation at the acquisition date. As a result, in the fourth quarter of fiscal 2020, we evaluated our estimate of SEG’s contingent consideration liability for all earn-out periods. This assessment included a review of SEG’s financial results in the first earn-out period, the status of ongoing projects in SEG’s backlog, the inventory of prospective new contract awards, and future synergies with other Tetra Tech operating units. As a result of this assessment, we concluded that SEG’s operating income in all earn-out periods would be lower than originally anticipated. Accordingly, in the fourth quarter of fiscal 2020, we reduced the SEG contingent earn-out liability to $8.1 million, which resulted in a gain of $3.4 million.
In fiscal 2019, we recorded adjustments to our contingent earn-out liabilities and reported a related net loss of $1.1 million in operating income. These adjustments resulted from the updated valuations of the contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods.
In fiscal 2018, we recorded adjustments to our contingent earn-out liabilities and reported related losses in operating income of $4.3 million. These losses resulted from updated valuations of the contingent consideration liabilities for NDY, Eco Logical Australia and Cornerstone Environmental Group, as the actual and expected financial performance during the earn-out periods exceeded our original estimates at the acquisition dates.
At September 27, 2020, there was a total potential maximum of $70.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $32.6 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption due to the COVID-19 pandemic is prolonged, we could have more significant reductions in our contingent earn-out liabilities and related gains in operating income in future periods.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Beginning balance	$52,992	$35,290	$2,438
Acquisition date fair value of contingent earn-out liabilities	16,581	27,704	32,210
Change in fair value of contingent earn-out liabilities	1,162	1,489	1,005
Re-measurement of contingent earn-out liabilities	(14,971)	1,085	4,252
Foreign exchange impact	(247)	(558)	(854)
Earn-out payments:
Reported as cash used in operating activities	—	—	(2,349)
Reported as cash used in financing activities	(22,900)	(12,018)	(1,412)
Ending balance	$32,617	$52,992	$35,290

6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 30, 2018	$389,741	$409,079	$798,820
Acquisitions	53,098	93,601	146,699
Impairment	—	(7,755)	(7,755)
Translation and other	(1,037)	(11,907)	(12,944)
Balance at September 29, 2019	441,802	483,018	924,820
Acquisitions	74,882	5,294	80,176
Impairment	—	(15,800)	(15,800)
Translation and other	(369)	4,671	4,302
Balance at September 27, 2020	$516,315	$477,183	$993,498
The goodwill additions related to our fiscal 2020 acquisitions of SEG and BWF and adjustments of the final valuations for our fiscal 2019 acquisitions. The purchase price allocations for the SEG and BWF acquisitions are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuations. Our goodwill was also impacted by foreign currency translation related to the goodwill balances of our foreign subsidiaries with functional currencies that are different than our reporting currency.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at June 29, 2020 (i.e. the first day of our fourth quarter in fiscal 2020), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 80%, with the exception of our Asia/Pacific ("ASP") reporting unit, which is in our CIG reportable segment. Our ASP reporting unit had an estimated fair value that exceeded its carrying value by less than 20%.
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
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. This prompted a strategic review of our ASP reporting unit. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020.
During the fourth quarter of fiscal 2019, we performed an interim goodwill impairment review of our RFS reporting unit and recorded a $7.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of the RFS reporting unit equaled its carrying value of $61 million at September 29, 2019, including the remaining $48.8 million of goodwill.
The gross amounts of goodwill for GSG were $534.0 million and $459.5 million at fiscal 2020 and 2019 year-ends, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $598.7 million and $588.7 million at fiscal 2020 and 2019 year-ends, respectively, excluding accumulated impairment of $121.5 million and $105.7 million, respectively.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets:

	Fiscal Year Ended
	September 27, 2020			September 29, 2019
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.9	$60,775	$(53,392)	$56,779	$(50,455)
Backlog	0.7	37,682	(32,761)	32,229	(24,968)
Technology and trade names	1.8	7,964	(6,325)	7,714	(4,859)
Total		$106,421	$(92,478)	$96,722	$(80,282)
Foreign currency translation adjustments reduced net identifiable intangible assets by $0.4 million and $0.3 million in fiscal 2020 and 2019, respectively. Amortization expense for the identifiable intangible assets for fiscal 2020, 2019 and 2018 was $11.6 million, $11.6 million and $18.2 million, respectively.
Estimated amortization expense for the succeeding four fiscal years is as follows:

Amount
(in thousands)
2021	$8,786
2022	2,652
2023	1,915
2024	590
Total	$13,943

7.           Property and Equipment
Property and equipment consisted of the following:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Equipment, furniture and fixtures	$90,942	$114,652
Leasehold improvements	34,382	34,881
Land and buildings	187	371
Total property and equipment	125,511	149,904
Accumulated depreciation	(90,004)	(110,463)
Property and equipment, net	$35,507	$39,441
The depreciation expense related to property and equipment was $13.0 million, $17.3 million and $19.6 million for fiscal 2020, 2019 and 2018, respectively. As of September 29, 2019, we classified $5.4 million of net assets related to the disposal of our Canadian turn-key pipeline activities as held-for-sale, and reported them as "Prepaid expenses and other current assets" on our consolidated balance sheet. These assets were sold during fiscal 2020 resulting in a net gain of $8.5 million, which is reported in "Other costs of revenue" on the consolidated statement of income.
8.           Income Taxes
Income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Income before income taxes:
United States	$209,443	$185,535	$180,034
Foreign	18,548	(10,399)	(5,472)
Total income before income taxes	$227,991	$175,136	$174,562
Income tax expense consisted of the following:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
		(in thousands)
Current:
Federal	$24,102	$30,051	$46,840
State	6,872	8,923	9,228
Foreign	20,398	15,016	10,897
Total current income tax expense	51,372	53,990	66,965

Deferred:
Federal	2,187	(9,108)	(22,072)
State	870	(1,195)	(1,471)
Foreign	(328)	(27,312)	(5,817)
Total deferred income tax expense	2,729	(37,615)	(29,360)

Total income tax expense	$54,101	$16,375	$37,605

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
Tax at federal statutory rate	21.0%	21.0%	24.5%
State taxes, net of federal benefit	2.7	3.4	4.2
Research and Development ("R&D") credits	(2.2)	(4.7)	(1.4)
Domestic production deduction	—	—	(0.2)
Tax differential on foreign earnings	0.7	1.0	0.5
Non-taxable foreign interest income	(1.1)	(1.7)	(2.0)
Goodwill	1.5	0.9	1.7
Stock compensation	(2.2)	(2.4)	(2.7)
Valuation allowance	1.6	(13.5)	(0.5)
Change in uncertain tax positions	0.4	2.4	1.9
Revaluation of deferred taxes	—	(1.4)	(8.4)
Deferred tax adjustments	(1.3)	(0.4)	2.1
Transition tax on foreign earnings	—	1.4	—
Other	2.6	3.3	1.8
Total income tax expense	23.7%	9.3%	21.5%

The effective tax rates for fiscal 2020, 2019 and 2018 were 23.7%, 9.3% and 21.5%, respectively. The goodwill impairment charges in fiscal 2020 and fiscal 2019 and certain of the transaction charges in fiscal 2019 did not have related tax benefits. Income tax expense was reduced by $8.3 million, $6.4 million, $5.1 million of excess tax benefits on share-based payments in fiscal 2020, 2019, and 2018, respectively. Additionally, we analyzed our deferred tax liabilities for the Tax Cuts and Jobs Act's ("TCJA's") lower tax rates and recorded a deferred tax benefit of $2.6 million and $10.1 million in fiscal 2019 and fiscal 2018, respectively. Also, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and research and development credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets.
Excluding the impact of the non-deductible goodwill impairment charges and transaction costs, the excess tax benefits on share-based payments, the net deferred tax benefits from the TCJA, and the valuation allowance release, our effective tax rates in fiscal 2020, 2019, and 2018 were 25.6%, 24.6%, and 30.3% respectively.
We are currently under examination by the Internal Revenue Service for fiscal year 2018, the Canada Revenue Agency for fiscal years 2011 through 2016, and the California Franchise Tax Board for fiscal years 2014 through 2016. We are also subject to various other state audits.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Deferred Tax Assets:
State taxes	$1,146	$764
Reserves and contingent liabilities	6,262	5,500
Allowance for doubtful accounts	6,283	7,506
Accrued liabilities	28,223	28,232
Lease liabilities, operating leases	66,941	—
Stock-based compensation	5,905	6,700
Loss carry-forwards	43,475	39,782
Valuation allowance	(24,395)	(20,543)
Total deferred tax assets	133,840	67,941

Deferred Tax Liabilities:
Unbilled revenue	(14,451)	(21,886)
Prepaid expense	(5,967)	(3,026)
Right-of-use assets, operating leases	(66,941)	—
Intangibles	(29,130)	(26,482)
Property and equipment	(1,615)	(1,133)
Total deferred tax liabilities	(118,104)	(52,527)

Net deferred tax assets	$15,736	$15,414
At September 27, 2020, undistributed earnings of our foreign subsidiaries, primarily in Canada, amounting to approximately $66.9 million are expected to be permanently reinvested. Accordingly, no provision for foreign withholding taxes has been made. Upon distribution of those earnings, we would be subject to foreign withholding taxes. Assuming the permanently reinvested foreign earnings were repatriated under the laws and rates applicable at September 27, 2020, the incremental foreign withholding taxes applicable to those earnings would be approximately $2.0 million.
At September 27, 2020, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2024 to 2037; and available foreign NOL carry forwards of $138.4 million, of which $31.6 million expire at various dates from 2024 to 2040, and $106.8 million have no expiration date. In addition, we had foreign capital loss carryforwards of $13.8 million and foreign research and development credits of $4.3 million that do not have expiration dates. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income, and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the assets related to the loss carry-forwards and certain foreign intangibles for which a valuation allowance of $24.4 million has been provided.
At September 27, 2020, we had $9.2 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may significantly decrease in the next 12 months. These changes would be the result of ongoing examinations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Beginning balance	$9,169	$8,328	$9,337
Additions for current year tax positions	700	1,342	1,928
Additions for prior year tax positions	—	356	1,116
Reductions for prior year tax positions	(641)	(100)	—
Settlements	—	(757)	(4,053)
Ending balance	$9,228	$9,169	$8,328
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2020, 2019 and 2018, we accrued additional interest and penalties of $0.8 million, $2.6 million and $0.6 million, respectively, and recorded reductions in accrued interest and penalties of $0, $0.2 million and $0.3 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 27, 2020, September 29, 2019 and September 30, 2018 was $4.4 million, $3.6 million and $1.2 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Credit facilities	$291,659	$276,434
Less: Current portion of long-term debt and other short-term borrowings	(49,264)	(12,500)
Long-term debt, less current portion and other short-term borrowings	$242,395	$263,934
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
At September 27, 2020, we had $254.9 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $228.1 million under the Amended Term Loan Facility and $26.8 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 2.31% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the year-to-date period ended September 27, 2020 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, "Derivative Financial Instruments", was 3.52%. At September 27, 2020, we had $422.4 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At September 27, 2020, we were in compliance with these covenants with a consolidated leverage ratio of 1.10x and a consolidated interest coverage ratio of 19.76x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At September 27, 2020, there was $36.6 million outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $69.7 million. As of September 27, 2020, we had bank overdrafts of $33.6 million related to our U.S. disbursement bank accounts. This balance is reported in the "Current portion of long-term debt and other short-term borrowings" within our fiscal 2020 year-end consolidated balance sheet. The change in bank overdraft balance is classified as cash flows from financing activities within our consolidated statements of cash flows as we believe these overdrafts to be a form of short-term financing from the bank due to our ability to fund the overdraft with the $50.0 million overdraft protection on the bank accounts or our other credit facilities if needed.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2021	49,264
2022	15,625
2023	226,770
Total	$291,659

10.         Leases
In February 2016, the FASB issued Leases (Topic 842), which is a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets obtained in exchange for lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain IT equipment and the related ROU and lease liabilities were immaterial, and included in "Other current liabilities" and "Other long-term liabilities" accordingly in the consolidated balance sheet at September 27, 2020 .
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
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.
The components of lease costs for the fiscal year ended September 27, 2020 are as follows:

Fiscal Year Ended
(in thousands)
Operating lease cost	$87,348
Sublease income	(2,216)
Other	72
Total lease cost	$85,204
Supplemental cash flow information related to leases for fiscal 2020 is as follows:

Amount
(in thousands)
Operating cash flows for operating leases	$80,289
Right-of-use assets obtained in exchange for new operating lease liabilities	$317,587
Supplemental balance sheet and other information related to leases as of September 27, 2020 are as follows:

Amount
(in thousands)
Operating leases:
Right-of-use assets	$239,396

Lease liabilities:
Current	$69,650
Long-term	191,955
Total operating lease liabilities	$261,605

Weighted-average remaining lease term:
Operating leases	5 years
Weighted-average discount rate:
Operating leases	2.5%
As of September 27, 2020, we have no material additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of September 27, 2020 is as follows:

Amount
(in thousands)
2021	$75,074
2022	64,972
2023	44,733
2024	30,991
2025	21,466
Beyond	44,169
Total lease payments	281,405
Less: imputed interest	(19,800)
Total present value of lease liabilities	$261,605

As of September 29, 2019, $343.5 million of minimum rental commitments on operating leases was payable as follows: $108.8 million in fiscal 2020, $66.4 million in fiscal 2021, $51.4 million in fiscal 2022, $36.5 million in fiscal 2023, $25.8 million in fiscal 2024, and $54.6 million thereafter. Rental expense for fiscal 2019 was $79.3 million.
11.         Stockholders' Equity and Stock Compensation Plans
At September 27, 2020, we had the following stock-based compensation plans:
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 611,265 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).
•2005 Equity Incentive Plan.  Key employees and non-employee directors may be granted equity awards, including stock options, restricted stock and restricted stock units ("RSUs"). Options granted before March 6, 2006 vested at 25% on the first anniversary of the grant date, and the balance vests monthly thereafter, such that these options become fully vested no later than four years from the date of grant. These options expire no later than ten years from the date of grant. Options granted on and after March 6, 2006 vest at 25% on each anniversary of the grant date. These options expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.
•2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. No awards have been made under the 2015 Equity Incentive Plan since the adoption of the 2018 Equity Incentive Plan on March 8, 2018 described below.
•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At September 27, 2020, there were 2.5 million shares available for future awards pursuant to the 2018 EIP.

The following table presents our stock-based compensation and related income tax benefits:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Total stock-based compensation	$19,424	$17,618	$19,582
Income tax benefit related to stock-based compensation	(4,318)	(4,016)	(5,288)
Stock-based compensation, net of tax benefit	$15,106	$13,602	$14,294
Stock Options
The following table presents our stock option activity for fiscal year ended September 27, 2020:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on September 29, 2019	894	$33.28
Exercised	(355)	28.63
Forfeited	—	—
Outstanding at September 27, 2020	539	36.34	5.04	$29,623

Vested or expected to vest at September 27, 2020	539	36.34	5.04	29,623
Exercisable on September 27, 2020	437	34.17	4.62	24,932
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2020 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 27, 2020. This amount will change based on the fair market value of our stock. At September 27, 2020, we expect to recognize $0.7 million of unrecognized compensation cost related to stock option grants over a weighted-average period of one year.
No stock options were granted in fiscal 2019 and fiscal 2020. The weighted-average fair value of stock options granted during fiscal 2018 was $14.82. The aggregate intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $22.4 million, $20.4 million and $14.4 million, respectively.
The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in fiscal 2020 and 2019. The following assumptions were used in the calculation for fiscal 2018:

Fiscal Year Ended
September 30, 2018
Dividend yield	1.0%
Expected stock price volatility	36.1% - 38.8%
Risk-free rate of return, annual	1.7% - 2.9%
For purposes of the Black-Scholes model, forfeitures were estimated based on historical experience. For the fiscal 2018 year-end, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. Our risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on historical experience.
Net cash proceeds from the exercise of stock options were $10.3 million, $11.8 million and $13.5 million for fiscal 2020, 2019 and 2018, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2020, 2019 and 2018 was $8.3 million, $6.4 million and $5.1 million, respectively.

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
PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based on 50% growth in our EPS and 50% on our relative total shareholder return over the vesting period. For these performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.
A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at October 1, 2017	511	$33.19	376	$36.05
Granted	199	48.16	99	57.40
Vested	(184)	31.85	(270)	31.66
Adjustment (1)	—	—	131	31.66
Forfeited	(38)	36.39	(13)	41.80
Nonvested balance at September 30, 2018	488	39.56	323	44.27
Granted	179	66.26	90	80.41
Vested	(180)	36.95	(108)	31.63
Adjustment (1)	—	—	79	31.63
Forfeited	(17)	48.56	—	—
Nonvested balance at September 29, 2019	470	50.42	384	53.67
Granted	168	83.92	74	99.85
Vested	(178)	46.87	(162)	47.28
Adjustment (1)	—	—	64	48.36
Forfeited	(16)	65.43	(5)	83.98
Nonvested balance at September 27, 2020	444	63.93	355	64.83

(1) For fiscal 2018, includes a payout adjustment of 130,730 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2015 that vested fiscal 2018. For fiscal 2019, includes a payout adjustment of 79,465 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2016 that vested during fiscal 2019. For fiscal 2020 includes a payout adjustment of 63,643 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020.
During fiscal 2020, 2019 and 2018, we awarded 167,525, 179,478 and 198,960 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2020, 2019 and 2018 was $83.92, $66.26 and $48.16, respectively. At September 27, 2020, there were 443,504 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award.
During fiscal 2020, 2019 and 2018, we awarded 74,011, 89,816 and 99,217 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted during fiscal 2020, 2019 and 2018 was $99.85, $80.41 and $57.40, respectively.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2020, 2019 and 2018 was $17.7 million, $15.4 million and $15.5 million, respectively, and was included in total stock-based compensation expense. At September 27, 2020, there was $27.7 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by the end of fiscal 2022.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands, except for purchase price)
Shares purchased	168	148	141
Weighted-average purchase price per share	$51.77	$46.38	$40.38
Cash received from exercise of purchase rights	$8,715	$6,844	$5,727
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
Dividend yield	1.0%	1.0%	1.0%
Expected stock price volatility	26.5%	26.7%	24.0%
Risk-free rate of return, annual	1.6%	2.6%	1.8%
Expected life (in years)	1	1	1
For fiscal 2020, 2019 and 2018, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2020, 2019 and 2018 included $1.2 million, $0.9 million and $0.6 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2020 and 2019 year-ends were $0.3 million and $0.2 million, respectively. At September 27, 2020, ESPP participants had accumulated $8.5 million to purchase our common stock.

12.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2020, 2019 and 2018, employer contributions to the U.S. plans were $25.0 million, $23.3 million and $22.4 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards, and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At September 27, 2020 and September 29, 2019, the consolidated balance sheets reflect assets of $35.1 million and $30.4 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $35.0 million and $29.5 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income. These related net gains and losses were immaterial for fiscal 2020, 2019 and 2018.
13.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$173,859	$158,668	$136,883
Weighted-average common shares outstanding – basic	54,235	54,986	55,670
Effect of diluted stock options and unvested restricted stock	787	950	928
Weighted-average common stock outstanding – diluted	55,022	55,936	56,598

Earnings per share attributable to Tetra Tech:
Basic	$3.21	$2.89	$2.46
Diluted	$3.16	$2.84	$2.42
For fiscal 2020 and 2019, no options were excluded from the calculation of dilutive potential common shares. For fiscal 2018, 0.1 million options were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Therefore, their inclusion would have been anti-dilutive.
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
In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. As of September 27, 2020, the notional principal of our outstanding interest swap agreements was $228.1 million ($45.6 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At September 27, 2020 and September 29, 2019, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(15.5) million and $(10.9) million, respectively, of which we expect to reclassify $5.8 million from accumulated other comprehensive loss to interest expense within the next 12 months.

The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	September 27, 2020	September 29, 2019
		(in thousands)
Interest rate swap agreements	Other current liabilities	$15,512	$11,009
Changes in the fair value of the interest rate swap agreements are presented on the consolidated statements of comprehensive income as follows:

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
(Loss) gain recognized in other comprehensive income, net of tax
Interest rate swap agreements	(4,638)	(12,125)	806
There were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements. We had no other derivative instruments that were not designated as hedging instruments for fiscal 2020, 2019 and 2018.

15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2020 and 2019 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)
Other comprehensive loss before reclassifications	(21,109)	(11,247)	(32,356)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(878)	(878)
Net current-period other comprehensive loss	(21,109)	(12,125)	(33,234)
Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive income before reclassifications	3,436	(599)	2,837
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,039)	(4,039)
Net current-period other comprehensive income (loss)	3,436	(4,638)	(1,202)
Balances at September 27, 2020	$(146,275)	$(15,511)	$(161,786)

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
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at September 27, 2020 and September 29, 2019. At September 27, 2020, we had borrowings of $254.9 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.
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

18.         Reportable Segments
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
Our reportable segments are described as follows:
GSG:    GSG provides consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.
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
RCM:    We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment for fiscal 2020. As of September 27, 2020, there was no remaining backlog for RCM as the projects were complete.
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
The following tables present summarized financial information of our reportable segments:
Reportable Segments

	Fiscal Year Ended
	September 27, 2020	September 29, 2019	September 30, 2018
	(in thousands)
Revenue
GSG	$1,778,922	$1,820,671	$1,694,871
CIG	1,266,059	1,342,509	1,323,142
RCM	198	(1,542)	14,199
Elimination of inter-segment revenue	(50,288)	(54,290)	(68,064)
Total revenue	$2,994,891	$3,107,348	$2,964,148

Income from operations
GSG	$168,669	$185,263	$168,211
CIG	114,022	79,633	74,451
RCM	—	(5,933)	(4,573)
Corporate (1)	(41,600)	(70,201)	(48,003)
Total income from operations	$241,091	$188,762	$190,086

(1) Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2020, 2019 and 2018 was $11.6 million, $11.6 million and $18.2 million, respectively. Additionally, Corporate results included income (loss) for fair value adjustments to contingent consideration liabilities of $15.0 million, $(1.1) million and $(4.3) million for fiscal 2020, 2019 and 2018, respectively. Corporate results in fiscal 2020 and 2019 also included $15.8 million and $7.8 million goodwill impairment charges, respectively. See Note 6 - "Goodwill and Intangible Assets" for more information.

	Balance at
	September 27 2020 (1)	September 29, 2019
	(in thousands)
Total Assets
GSG	$649,417	$587,040
CIG	479,238	450,276
RCM	14,258	15,608
Corporate (2)	1,235,645	1,094,484
Total assets	$2,378,558	$2,147,408

(1) Fiscal 2020 includes recognition of ROU assets for leases (substantially all operating leases) upon the adoption of ASU 2016-02 in the first quarter of fiscal 2020.
(2) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.
Geographic Information

	Fiscal Year Ended
	September 27, 2020		September 29, 2019		September 30, 2018
	Revenue	Long-Lived Assets (2,3)	Revenue	Long-Lived Assets (2)	Revenue	Long-Lived Assets (2)
United States	$2,107,457	$230,933	$2,247,780	$51,859	$2,232,013	$57,256
Foreign countries (1)	887,434	108,348	859,568	46,113	732,135	28,235

(1) Includes revenue and long-lived assets from our foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.
(2) Excludes goodwill, intangible assets and deferred income taxes.
(3) Includes recognition of ROU assets for leases (substantially all operating leases) upon the adoption of ASU 2016-02 in the first quarter of fiscal 2020.

19.         Related Party Transactions
We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for fiscal 2020, 2019 and 2018 was $88.2 million, $99.1 million and $75.0 million, respectively. Our related reimbursable costs for fiscal 2020, 2019 and 2018 were approximately $86.4 million, $98.5 million and $76.6 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	September 27, 2020	September 29, 2019
	(in thousands)
Accounts receivable, net	$20,884	$19,351
Contract assets	3,261	9,681
Contract liabilities	478	111

20.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal years ended September 27, 2020 and September 29, 2019 reflect all adjustments necessary for a fair statement of the results of operations.
In the second quarter of fiscal 2020, we incurred incremental costs totaling $8.2 million to address the COVID-19 pandemic. In the fourth quarter of fiscal 2020, we recorded adjustments to our contingent earn-out liabilities and reported related net gains in operating income of $13.5 million. Additionally, we recorded a $15.8 million goodwill impairment charge related to the ASP reporting unit, which is in our CIG segment. We sold non-core equipment related to the disposal of our Canadian turn-key pipeline activities throughout fiscal 2020 which resulted in gains of $0.8 million, $2.2 million, $4.5 million, and $1.0 million in the first, second, third, and fourth quarters of fiscal 2020, respectively.
In the second quarter of fiscal 2019, deferred tax valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained. During the fourth quarter of fiscal 2019, we decided to dispose of the Canadian turn-key pipeline activities in our CIG segment. As a result, we recorded a $7.8 million goodwill impairment charge and other charges for severance and other disposition costs totaling $10.9 million. Also in the fourth quarter of fiscal 2019, we incurred acquisition and transaction charges of $10.4 million related to the acquisition of WYG.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2020
Revenue	$797,623	$734,133	$709,771	$753,364
Income from operations	63,302	47,530	63,525	66,735
Net income attributable to Tetra Tech	47,310	36,397	45,497	44,654
Earnings per share attributable to Tetra Tech:
Basic	$0.87	$0.67	$0.84	$0.83
Diluted	$0.85	$0.66	$0.83	$0.82

Weighted-average common shares outstanding:
Basic	54,560	54,699	53,985	53,841
Diluted	55,438	55,463	54,692	54,603

Fiscal Year 2019
Revenue	$717,431	$722,621	$825,793	$841,502
Income from operations	55,711	47,545	64,841	20,665
Net income attributable to Tetra Tech	41,997	55,911	49,233	11,527
Earnings per share attributable to Tetra Tech:
Basic	$0.76	$1.01	$0.90	$0.21
Diluted	$0.75	$1.00	$0.88	$0.21

Weighted-average common shares outstanding:
Basic	55,390	55,143	54,819	54,617
Diluted	56,366	55,985	55,768	55,618

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At September 27, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 27, 2020, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 27, 2020.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 23, 2020, appears on pages 58-60 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2021 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a.)	1	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 57 is incorporated by reference as the list of financial statements required as part of this Report.
	2	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 57 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3	Exhibits
		The exhibit list in the Index to Exhibits on pages 101 is incorporated by reference as the list of exhibits required as part of this Report.

Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 30, 2018, September 29, 2019 and September 27, 2020
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Other (3)	Balance at End of Period
Allowance for doubtful accounts (1):
Fiscal 2018	$3,987	$1,496	$(295)	—	$5,188
Fiscal 2019	5,188	7,242	(1,868)	—	10,562
Fiscal 2020	10,562	1,472	(4,887)	—	7,147

Income tax valuation allowance:
Fiscal 2018	$25,326	$900	$—	$(4,747)	$21,479
Fiscal 2019	21,479	255	(23,714)	22,523	20,543
Fiscal 2020	20,543	3,852	—	—	24,395

(1) Reflects updated presentation of allowance for doubtful accounts to include expected credit losses in anticipation of our adoption of ASU 2016-13 in the first quarter of fiscal 2021.
(2) Primarily represents write-offs of uncollectible amounts, net of recoveries for the allowance for doubtful accounts. The income tax valuation amount represents the release of valuation allowances in Australia.
(3) Includes loss in foreign jurisdictions, currency adjustments, and valuation allowance adjustments related to net operating loss carry-forwards.

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

10.8	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020).*
10.9	Change of Control Severance Plan effective March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2018).*
10.10
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

21.	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 103 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+

101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 27, 2020 , formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)
_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 20, 2020		Dan L. Batrack Chairman and Chief Executive Officer
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman and Chief Executive Officer	November 20, 2020
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 20, 2020
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 20, 2020
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 20, 2020
Gary R. Birkenbeuel
/s/ PATRICK C. HADEN	Director	November 20, 2020
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 20, 2020
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 20, 2020
Joanne M. Maguire
/s/ KIMBERLY E. RITRIEVI	Director	November 20, 2020
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 20, 2020
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 20, 2020
Kirsten M. Volpi