Form 10-Q
period 2020-12-27
TETRA TECH INC
filed 2021-01-29
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 27, 2020

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
Yes ☐   No  ☒

As of January 19, 2021, 54,228,923 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	December 27, 2020	September 27, 2020
Current assets:
Cash and cash equivalents	$163,438	$157,515
Accounts receivable, net	673,763	649,035
Contract assets	91,598	92,632
Prepaid expenses and other current assets	91,597	81,094
Income taxes receivable	15,050	19,509
Total current assets	1,035,446	999,785

Property and equipment, net	35,141	35,507
Right-of-use assets, operating leases	225,787	239,396
Investments in unconsolidated joint ventures	7,919	7,332
Goodwill	1,017,909	993,498
Intangible assets, net	10,893	13,943
Deferred tax assets	34,511	32,052
Other long-term assets	47,266	57,045
Total assets	$2,414,872	$2,378,558

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135,435	$111,804
Accrued compensation	138,112	199,801
Contract liabilities	199,297	171,905
Short-term lease liabilities, operating leases	69,612	69,650
Current portion of long-term debt and other short-term borrowings	26,179	49,264
Current contingent earn-out liabilities	10,945	16,142
Other current liabilities	175,141	174,890
Total current liabilities	754,721	793,456

Deferred tax liabilities	18,462	16,316
Long-term debt	275,983	242,395
Long-term lease liabilities, operating leases	181,473	191,955
Long-term contingent earn-out liabilities	15,074	16,475
Other long-term liabilities	63,905	80,588

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 27, 2020 and September 27, 2020	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,193 and 53,797 shares at December 27, 2020 and September 27, 2020, respectively	542	538
Accumulated other comprehensive loss	(127,919)	(161,786)
Retained earnings	1,232,563	1,198,567
Tetra Tech stockholders’ equity	1,105,186	1,037,319
Noncontrolling interests	68	54
Total stockholders' equity	1,105,254	1,037,373
Total liabilities and stockholders' equity	$2,414,872	$2,378,558
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 27, 2020	December 29, 2019
Revenue	$765,104	$797,623
Subcontractor costs	(159,933)	(183,600)
Other costs of revenue	(488,861)	(504,286)
Gross profit	116,310	109,737
Selling, general and administrative expenses	(50,058)	(46,435)
Income from operations	66,252	63,302
Interest expense	(3,026)	(3,349)
Income before income tax expense	63,226	59,953
Income tax expense	(10,778)	(12,636)
Net income	52,448	47,317
Net income attributable to noncontrolling interests	(12)	(7)
Net income attributable to Tetra Tech	$52,436	$47,310
Earnings per share attributable to Tetra Tech:
Basic	$0.97	$0.87
Diluted	$0.96	$0.85
Weighted-average common shares outstanding:
Basic	53,927	54,560
Diluted	54,637	55,438

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 27, 2020	December 29, 2019
Net income	$52,448	$47,317

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	32,393	13,901
Gain on cash flow hedge valuations, net of tax	1,476	1,670
Other comprehensive income, net of tax	33,869	15,571

Comprehensive income, net of tax	$86,317	$62,888
Comprehensive income attributable to noncontrolling interests, net of tax	14	9
Comprehensive income attributable to Tetra Tech, net of tax	$86,303	$62,879

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 27, 2020	December 29, 2019
Cash flows from operating activities:
Net income	$52,448	$47,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,238	6,235
Equity in income of unconsolidated joint ventures	(1,107)	(1,675)
Distributions of earnings from unconsolidated joint ventures	931	1,447
Amortization of stock-based awards	4,898	4,482
Deferred income taxes	954	2,173
Gain on sale of property and equipment	(7)	(897)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(11,400)	44,040
Prepaid expenses and other assets	11,813	(2,053)
Accounts payable	23,631	(66,381)
Accrued compensation	(61,690)	(79,098)
Contract liabilities	27,392	38,207
Other liabilities	(23,373)	(14,917)
Income taxes receivable/payable	2,452	3,096
Net cash provided by (used in) operating activities	33,180	(18,024)
Cash flows from investing activities:
Capital expenditures	(1,795)	(3,331)
Proceeds from sale of property and equipment	9	455
Net cash used in investing activities	(1,786)	(2,876)
Cash flows from financing activities:
Proceeds from borrowings	123,533	198,364
Repayments on long-term debt	(114,752)	(141,550)
Repurchases of common stock	(15,000)	(21,177)
Taxes paid on vested restricted stock	(17,330)	(10,818)
Stock options exercised	7,495	1,413
Dividends paid	(9,198)	(8,190)
Payments of contingent earn-out liabilities	(7,037)	(9,236)
Principal payments on finance leases	(538)	—
Net cash (used in) provided by financing activities	(32,827)	8,806

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,356	2,200
Net increase (decrease) in cash, cash equivalents and restricted cash	5,923	(9,894)
Cash, cash equivalents and restricted cash at beginning of period	157,515	120,901
Cash, cash equivalents and restricted cash at end of period	$163,438	$111,007
Supplemental information:
Cash paid during the period for:
Interest	$1,968	$3,082
Income taxes, net of refunds received of $1.1 million and $0.3 million	$5,696	$5,579
Supplemental disclosures of non-cash investing activities:

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163,438	$110,833
Restricted cash	—	174
Total cash, cash equivalents and restricted cash	$163,438	$111,007
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 29, 2019 and December 27, 2020
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					47,310	47,310	7	47,317
Other comprehensive income				15,569		15,569	2	15,571
Distributions paid to noncontrolling interests						—	(13)	(13)
Cash dividends of $0.15 per common share					(8,190)	(8,190)		(8,190)
Stock-based compensation			4,482			4,482		4,482
Restricted & performance shares released	185	1	(10,819)			(10,818)		(10,818)
Stock options exercised	54	1	1,412			1,413		1,413
Shares issued for Employee Stock Purchase Plan	168	1	8,715			8,716		8,716
Stock repurchases	(244)	(2)	(21,175)			(21,177)		(21,177)
BALANCE AT DECEMBER 29, 2019	54,728	$547	$60,747	$(145,015)	$1,110,312	$1,026,591	$174	$1,026,765

BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					52,436	52,436	12	52,448
Other comprehensive income				33,867		33,867	2	33,869
Cash dividends of $0.17 per common share					(9,198)	(9,198)		(9,198)
Stock-based compensation			4,898			4,898		4,898
Restricted & performance shares released	209	2	(17,332)			(17,330)		(17,330)
Stock options exercised	198	2	7,493			7,495		7,495
Shares issued for Employee Stock Purchase Plan	124	1	10,698			10,699		10,699
Stock repurchases	(135)	(1)	(5,757)		(9,242)	(15,000)		(15,000)
BALANCE AT DECEMBER 27, 2020	54,193	$542	$—	$(127,919)	$1,232,563	$1,105,186	$68	$1,105,254

See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

2.                                   Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance, Accounting Standards Update ("ASU") 2016-13, related to the measurement of credit losses for certain financial assets. This guidance replaces the current incurred loss methodology with an expected credit loss methodology. It requires us to recognize an allowance equal to our current estimate of all contractual cash flows that we do not expect to collect. Our estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the collectability of the reported amounts. We adopted this guidance in the first quarter of fiscal 2021, and the adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued updated guidance modifying certain fair value measurement disclosures. The guidance contains additional disclosures to enable users of the financial statements to better understand the entity’s assumptions used to develop significant unobservable inputs for Level 3 fair value measurements, but also eliminates the requirement for entities to disclose the amount of and reasons for transfers between Level 1 and Level 2 investments within the fair value hierarchy. We adopted this guidance in the first quarter of fiscal 2021, and the adoption did not have a material impact on our consolidated financial statements.

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

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

    We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended
	December 27, 2020	December 29, 2019
	(in thousands)
Client Sector:
U.S. state and local government	$124,966	$123,836
U.S. federal government (1)	265,864	245,303
U.S. commercial	157,806	181,491
International (2)	216,468	246,993
Total	$765,104	$797,623

Contract Type:
Fixed-price	$274,432	$271,055
Time-and-materials	355,241	388,158
Cost-plus	135,431	138,410
Total	$765,104	$797,623

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

    Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three months ended December 27, 2020 and December 29, 2019.

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

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Contract assets (1)	$91,598	$92,632
Contract liabilities	(199,297)	(171,905)
Net contract liabilities	$(107,699)	$(79,273)

(1)     Includes $8.5 million and $12.3 million of contract retentions as of December 27, 2020 and September 27, 2020, respectively.

In the first quarter of fiscal 2021, we recognized revenue of approximately $60 million from amounts included in the contract liability balance at the end of fiscal 2020, compared to approximately $64 million for the same period last year.

    We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. For the first quarters of fiscal 2021 and 2020, these net adjustments to our operating income were immaterial. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of December 27, 2020 and September 27, 2020, our consolidated balance sheets included liabilities for anticipated losses of $11.4 million and $13.2 million, respectively. The estimated cost to complete the related contracts as of December 27, 2020 was approximately $135 million.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Billed	$438,458	$402,818
Unbilled	242,890	253,364
Total accounts receivable	681,348	656,182
Allowance for doubtful accounts	(7,585)	(7,147)
Total accounts receivable, net	$673,763	$649,035

    Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at December 27, 2020 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

    Total accounts receivable at December 27, 2020 and September 27, 2020 included approximately $14 million for each period (all in our Remediation Construction Management ("RCM") segment), related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.

We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first quarters of fiscal 2021 and 2020, we recorded no material gains or losses related to claims.

No single client accounted for more than 10% of our accounts receivable at December 27, 2020 and September 27, 2020.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.2 billion of RUPOs as of December 27, 2020. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of December 27, 2020 over the following periods:

Amount
(in thousands)
Within 12 months	$1,823,137
Beyond	1,341,016
Total	$3,164,153

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

4.            Acquisitions

In the second quarter of fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia. SEG is part of our Government Services Group ("GSG") segment. The fair value of the purchase price was $40.9 million. This amount was comprised of $29.6 million in initial cash payments made to the sellers, and $11.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $20.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

In the fourth quarter of fiscal 2020, we acquired BlueWater Federal Solutions, Inc. ("BWF"), a leading information technology management consulting firm based in Chantilly, Virginia. BWF is part of our GSG segment. The fair value of the purchase price was $47.7 million. This amount was comprised of $41.8 million in initial cash payments made to the sellers, $0.7 million of payables related to estimated post-closing adjustments for net assets acquired, and $5.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $8.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition.

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

    We evaluated our estimated fair value of contingent consideration liabilities for each individual acquisition on a quarterly basis, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. We also considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. The updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the first quarters of fiscal 2021 and 2020, we had no material adjustments to our contingent earn-out liabilities in operating income .

At December 27, 2020, there was a total potential maximum of $63.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $26.0 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption related to the COVID-19 pandemic is prolonged, we could have more significant reductions in our contingent earn-out liabilities and related gains in our operating income in future periods.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at September 27, 2020	$516,315	$477,183	$993,498
Translation	5,834	18,577	24,411
Balance at December 27, 2020	$522,149	$495,760	$1,017,909

Our goodwill balances reflect foreign currency translation adjustments related to our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $539.9 million and $534.0 million at December 27, 2020 and September 27, 2020, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $617.3 million and $598.7 million at December 27, 2020 and September 27, 2020, respectively, excluding accumulated impairment of $121.5 million for each period.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at June 29, 2020 (i.e. the first day of our fourth quarter in fiscal 2020) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 80%, with the exception of our Asia/Pacific ("ASP") reporting unit, which is in our CIG reportable segment. Our ASP reporting unit had an estimated fair value that exceeded its carrying value by less than 20%.

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

On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending June 30, 2020. This prompted a strategic review of our ASP reporting unit. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for our ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our ASP reporting unit into our Client Account Management reporting unit.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	December 27, 2020			September 27, 2020
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.8	$47,222	$(40,497)	$60,775	$(53,392)
Backlog	0.6	30,085	(27,329)	37,682	(32,761)
Trade names	1.9	7,164	(5,752)	7,964	(6,325)
Total		$84,471	$(73,578)	$106,421	$(92,478)

Amortization expense for the three months ended December 27, 2020 was $3.4 million, compared to $2.9 million for the prior-year period. Estimated amortization expense for the remainder of fiscal 2021 and succeeding years is as follows:

Amount
(in thousands)
2021	$5,600
2022	2,741
2023	1,962
2024	590
Total	$10,893

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Equipment, furniture and fixtures	$94,545	$90,942
Leasehold improvements	34,464	34,569
Total property and equipment	129,009	125,511
Accumulated depreciation	(93,868)	(90,004)
Property and equipment, net	$35,141	$35,507

The depreciation expense related to property and equipment was $2.9 million for the first quarter of fiscal 2021, compared to $3.3 million for the prior-year quarter.

7.                                     Stock Repurchase and Dividends

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first quarter of fiscal 2021, we repurchased and settled 135,413 shares with an average price of $110.77 per share for a total cost of $15 million in the open market. At December 27, 2020, we had a remaining balance of $192.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first quarters of fiscal 2021 and 2020:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198

November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190

Subsequent Event.  On January 25, 2021, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on February 26, 2021 to stockholders of record as of the close of business on February 10, 2021.

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

    We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology equipment and the related ROU and lease liabilities were immaterial, and included in "Other current liabilities" and "Other long-term liabilities" accordingly on our consolidated balance sheets at December 27, 2020 and September 27, 2020.

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

    The components of lease costs are as follows:

	Three Months Ended
	December 27, 2020	December 29, 2019
	(in thousands)
Operating lease cost	$22,069	$21,172
Sublease income	(29)	(574)
Other	—	18
Total lease cost	$22,040	$20,616

    Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	December 27, 2020	December 29, 2019
	(in thousands)
Operating cash flows for operating leases	$18,800	$19,715
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,293	$262,248

    Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Operating leases:
Right-of-use assets	$225,787	$239,396

Lease liabilities:
Current	69,612	69,650
Long-term	181,473	191,955
Total operating lease liabilities	$251,085	$261,605

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.5%	2.5%

    As of December 27, 2020, we do not have any material additional operating leases that have not yet commenced.

    A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities is as follows:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
2021	$57,306	$75,074
2022	68,072	64,972
2023	45,590	44,733
2024	31,380	30,991
2025	22,112	21,466
Beyond	44,928	44,169
Total lease payments	269,388	281,405
Less: imputed interest	(18,303)	(19,800)
Total present value of lease liabilities	$251,085	$261,605

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the first quarters of fiscal 2021 and 2020 was $4.9 million and $4.5 million, respectively. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2021, we awarded 57,542 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $144.33 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 107,384 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $121.00 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	December 27, 2020	December 29, 2019
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$52,436	$47,310

Weighted-average common shares outstanding – basic	53,927	54,560
Effect of dilutive stock options and unvested restricted stock	710	878
Weighted-average common shares outstanding – diluted	54,637	55,438

Earnings per share attributable to Tetra Tech:
Basic	$0.97	$0.87
Diluted	$0.96	$0.85

11.                                  Income Taxes

The effective tax rates for the first quarters of fiscal 2021 and 2020 were 17.0% and 21.1%, respectively. Income tax expense was reduced by $6.1 million and $3.6 million of excess tax benefits on share-based payments in the first quarter of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first quarter of fiscal 2021 and 2020 were 26.8% and 27.1% respectively.

As of December 27, 2020 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $10.7 million and $9.7 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

12.                               Reportable Segments

We manage our operations under two reportable segments. Our GSG reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our CIG reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the RCM reportable segment. Substantially, there has been no remaining backlog for RCM since fiscal 2018 as the projects were complete.

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
Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended
	December 27, 2020	December 29, 2019
	(in thousands)
Revenue
GSG	$468,623	$457,404
CIG	311,024	351,164
RCM	—	145
Elimination of inter-segment revenue	(14,543)	(11,090)
Total	$765,104	$797,623

Income from operations
GSG	$47,700	$42,048
CIG	29,559	31,632
RCM	—	1
Corporate (1)	(11,007)	(10,379)
Total	$66,252	$63,302

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Total Assets
GSG	$659,042	$649,417
CIG	481,545	479,238
RCM	14,256	14,258
Corporate (1)	1,260,029	1,235,645
Total	$2,414,872	$2,378,558

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020). The carrying value of our long-term debt approximated fair value at December 27, 2020 and September 27, 2020. At December 27, 2020, we had borrowings of $288.5 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

14.                               Derivative Financial Instruments

We often use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. Also, we may enter in foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings could adversely be affected by foreign currency exchange rate fluctuations. Our hedging program is not designated for trading or speculative purposes.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of December 27, 2020, the notional principal of our outstanding interest swap agreements was $225.0 million ($45.0 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At December 27, 2020 and September 27, 2020, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(14.0) million and $(15.5) million, which were reported in "Other current liabilities" on our consolidated balance sheets. Additionally, the related gains of $1.5 million and $1.7 million for the first quarters of fiscal 2021 and 2020, respectively, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify $5.7 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first quarter of fiscal 2021.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the first quarters of fiscal 2021 and 2020 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive income before reclassifications	13,899	2,153	16,052
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(483)	(483)
Net current-period other comprehensive income	13,899	1,670	15,569
Balances at December 29, 2019	$(135,812)	$(9,203)	$(145,015)

Balances at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive income before reclassifications	32,391	2,978	35,369
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(1,502)	(1,502)
Net current-period other comprehensive income	32,391	1,476	33,867
Balances at December 27, 2020	$(113,884)	$(14,035)	$(127,919)

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

17.                               Related Party Transactions

    We often provide services to unconsolidated joint ventures. Revenue generated from the services we provided to unconsolidated joint ventures for the first quarters of fiscal 2021 and 2020 was approximately $22 million and $29 million, respectively. Related reimbursable costs for the first quarters of fiscal 2021 and 2020 were approximately the same as our revenue since these reimbursable costs are pass-through costs. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
Accounts receivable, net	$27,707	$20,884
Contract assets	4,589	3,261
Contract liabilities	2,297	478

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

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 55 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. In fiscal 2020, we worked on over 65,000 projects, in more than 100 countries on seven continents, with a talent force of 20,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning, and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 27, 2020	December 29, 2019
Client Sector
U.S. state and local government	16.3%	15.5%
U.S. federal government (1)	34.8	30.8
U.S. commercial	20.6	22.7
International (2)	28.3	31.0
Total	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. Substantially, there has been no remaining backlog for RCM since fiscal 2018 as the projects were complete.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 27, 2020	December 29, 2019
Reportable Segment
GSG	61.2%	57.3%
CIG	40.7	44.0
Inter-segment elimination	(1.9)	(1.3)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 27, 2020	December 29, 2019
Contract Type
Fixed-price	35.9%	34.0%
Time-and-materials	46.4	48.7
Cost-plus	17.7	17.3
Total	100.0%	100.0%

Under fixed-price contracts, clients agree to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our cost control. We recognize revenue from contracts using the cost-to-cost measure of progress method to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

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

In first quarter of fiscal 2021, our revenue decreased 4.1% compared to the prior-year period. Our revenue includes contributions from acquisitions that did not contribute to our revenue in the first quarter of fiscal 2020. Our year-over-year revenue comparisons were also impacted by the decision to dispose of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and the subsequent wind-down of those activities in fiscal 2020, which included the disposal of related equipment.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 0.9% in the first quarter of fiscal 2021 compared to the same period last year. This comparison was impacted by a reduction in subcontractor activity. Our U.S. state and local revenue, net of subcontractor costs, increased 11.0% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to increase further next year. However, further budgetary constraints to our clients could negatively impact our business. Conversely, increased disaster response activity could cause our fiscal 2021 revenue to exceed our current expectations.

U.S. Federal Government.  Our U.S. federal government revenue increased 8.4% in the first quarter of fiscal 2021 compared to the prior-year period. This increase includes the contributions from acquisitions completed in fiscal 2020. These contributions were partially offset by reduced international development activities as COVID-19 travel restrictions have caused some project delays. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow modestly in fiscal 2021 due to continued increased federal advanced analytics activity. However, U.S. federal spending amounts and priorities could change significantly from our current expectations, which could have a significant positive or negative impact on our fiscal 2021 revenue.

U.S. Commercial.  Our U.S. commercial revenue decreased 13.1% in the first quarter of fiscal 2021 compared to the same period last year. This decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect the adverse impact of the COVID-19 pandemic to our U.S. commercial revenue to continue to be more significant than to our U.S. government programs and projects throughout most of this fiscal year.

International.  Our international revenue decreased 12.4% in the first quarter of fiscal 2021 compared to the prior-year period. Excluding the impact of the aforementioned prior-year disposal of our Canadian turn-key pipeline activities, our international revenue decreased 10.2% in the first quarter of fiscal 2021 compared to the same period last year. The revenue decline primarily reflects the adverse impact of the COVID-19 pandemic, partially offset by increased renewable energy activity in Canada. In light of the COVID-19 pandemic, we currently expect our overall international government work to be stable for fiscal 2021; however, our international commercial activities could have a significant adverse impact if the current economic conditions due to COVID-19 are prolonged.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$765,104	$797,623	$(32,519)	(4.1)%
Subcontractor costs	(159,933)	(183,600)	23,667	12.9
Revenue, net of subcontractor costs (1)	605,171	614,023	(8,852)	(1.4)
Other costs of revenue	(488,861)	(504,286)	15,425	3.1
Gross profit	116,310	109,737	6,573	6.0
Selling, general and administrative expenses	(50,058)	(46,435)	(3,623)	(7.8)
Income from operations	66,252	63,302	2,950	4.7
Interest expense	(3,026)	(3,349)	323	9.6
Income before income tax expense	63,226	59,953	3,273	5.5
Income tax expense	(10,778)	(12,636)	1,858	14.7
Net income	52,448	47,317	5,131	10.8
Net income attributable to noncontrolling interests	(12)	(7)	(5)	(71.4)
Net income attributable to Tetra Tech	$52,436	$47,310	$5,126	10.8
Diluted earnings per share	$0.96	$0.85	$0.11	12.9%

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

In the first quarter of fiscal 2021, revenue and revenue, net of subcontractor costs, decreased $32.5 million, or 4.1%, and $8.9 million, or 1.4%, respectively, compared to the same period last year. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue decreased 7.5% in the first quarter of fiscal 2021 compared to the prior-year quarter. The decline was primarily due to the adverse impact of the COVID-19 pandemic, particularly on our U.S. and international commercial revenue.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the gains on non-core equipment disposals in the first quarter of fiscal 2020 related to the disposal of our Canadian turn-key pipeline activities. For the first quarter of fiscal 2020, the effective tax rate applied to the adjustment to earnings per share ("EPS") to arrive at adjusted EPS was 28.0%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
			$	%
	($ in thousands)
Income from operations	$66,252	$63,302	$2,950	4.7%
RCM	—	(1)	1	NM
Non-core equipment disposal	—	(800)	800	NM
Adjusted income from operations (1)	$66,252	$62,501	$3,751	6.0%

EPS	$0.96	$0.85	$0.11	12.9%
Non-core equipment disposal	—	(0.01)	0.01	NM
Adjusted EPS (1)	$0.96	$0.84	$0.12	14.3%

NM = not meaningful
(1) Non-GAAP financial measure

Our operating income increased $3.0 million in the first quarter of fiscal 2021 compared to the same period last year. Our GSG segment's operating income increased $5.7 million in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. These results are described below under "Government Services Group." Our CIG segment's operating income decreased $2.1 million in the first quarter of fiscal 2021 compared to the year-ago quarter. These results are described below under "Commercial/International Services Group."

Our net interest expense was $3.0 million in the first quarter of fiscal 2021 compared to $3.3 million in the prior-year period. The decrease primarily reflects lower interest rates (primarily LIBOR).

The effective tax rates for the first quarters of fiscal 2021 and 2020 were 17.0% and 21.1%, respectively. Income tax expense was reduced by $6.1 million and $3.6 million of excess tax benefits on share-based payments in the first quarters of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates for the first quarters of fiscal 2021 and 2020 were 26.8% and 27.1%, respectively.

Our EPS was $0.96 in the first quarter of fiscal 2021 compared to $0.85 in the year-ago quarter. On the same basis as our adjusted operating income, EPS was $0.96 in the first quarter of fiscal 2021 compared to $0.84 in the first quarter of fiscal 2020.

Segment Results of Operations

Government Services Group

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$468,623	$457,404	$11,219	2.5%
Subcontractor costs	(123,705)	(127,697)	3,992	3.1
Revenue, net of subcontractor costs	$344,918	$329,707	$15,211	4.6

Income from operations	$47,700	$42,048	$5,652	13.4%

Revenue and revenue, net of subcontractor costs, increased $11.2 million, or 2.5%, and $15.2 million, or 4.6%, respectively, in the first quarter of fiscal 2021 compared to the year-ago quarter. These increases reflect higher U.S. state and local government activity for water and environmental programs and contributions from the aforementioned acquisitions. These increases were partially offset by lower international development revenue due to project delays caused by COVID-19. Operating income increased $5.7 million in the first quarter of fiscal 2021 compared to the year-ago quarter, reflecting the higher revenue and an improved operating margin. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.8% in the first quarter of fiscal 2021 compared to 12.8% in the same period last year primarily due to improved labor utilization.

Commercial/International Services Group

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
			$	%
	($ in thousands)
Revenue	$311,024	$351,164	$(40,140)	(11.4)%
Subcontractor costs	(50,771)	(66,885)	16,114	24.1
Revenue, net of subcontractor costs	$260,253	$284,279	$(24,026)	(8.5)

Income from operations	$29,559	$31,632	$(2,073)	(6.6)%

Revenue and revenue, net of subcontractor costs, decreased $40.1 million, or 11.4%, and $24.0 million, or 8.5%, respectively, in the first quarter of fiscal 2021 compared to the year-ago quarter. Excluding the impact of the disposal of our Canadian turn-key pipeline activities, revenue and revenue, net of subcontractor costs, decreased 9.9% and 6.5%, respectively, in the first quarter of fiscal 2021 compared to the prior-year quarter. The declines primarily reflect the adverse impact of the COVID-19 pandemic. Operating income decreased $2.1 million in the first quarter of fiscal 2021 compared to the same period last year, reflecting the lower revenue partially offset by an improved operating margin. Additionally, operating income in the first quarter of fiscal 2020 included gains of $0.8 million from the disposition of non-core equipment. Our operating margin, based on revenue, net of subcontractor costs, improved to 11.4% in the first quarter of fiscal 2021 compared to 11.1% (10.8% adjusted for the non-core gain) in the same period last year. This improvement was primarily due to our increased focus on high-end consulting services.

Remediation and Construction Management
RCM's projects were substantially complete at the end of fiscal 2018. There were no significant activities in RCM for the first quarters of fiscal 2021 and 2020.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	December 27, 2020	September 27, 2020
	(in thousands)
RUPOs	$3,164,153	$3,218,973
Items impacting comparability:
Contract term	23,908	20,312
Backlog	$3,188,061	$3,239,285

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of December 27, 2020, we had $163.4 million of cash and cash equivalents and access to an additional $686 million of borrowings available under our credit facility. During the first quarter of fiscal 2021, we generated $33.2 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first quarter of fiscal 2021, we repurchased and settled 135,413 shares with an average price of $110.77 per share for a total cost of $15 million in the open market. At December 27, 2020, we had a remaining balance of $192.8 million under our stock repurchase program.

On November 9, 2020, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on December 11, 2020 to stockholders of record as of the close of business on November 30, 2020.

Subsequent Event.  On January 25, 2021, the Board of Directors declared a quarterly cash dividend of $0.17 per share payable on February 26, 2021 to stockholders of record as of the close of business on February 10, 2021.

Cash Equivalents and Restricted Cash.  As of December 27, 2020, cash equivalents and restricted cash were $163.4 million, an increase of $5.9 million compared to the fiscal 2020 year-end. The increase was due to net cash provided by operating activities, net proceeds from borrowings, stock options exercised and the effect of exchange rate changes on cash, partially offset by stock repurchases, taxes paid on vested restricted stock, dividends and contingent earn-out payments.

Operating Activities.  For the first quarter of fiscal 2021, net cash provided by operating activities was $33.2 million, an increase of $51.2 million compared to the prior-year quarter. The increase was primarily due to strong collections on our accounts receivable.

Investing Activities.  For the first quarter of fiscal 2021, net cash used in investing activities was $1.8 million, a decrease of $1.1 million compared to the year-ago quarter, due to reduced capital expenditures compared to the same quarter last year.

Financing Activities.  For the first quarter of fiscal 2021, net cash used in financing activities was $32.8 million, compared to net cash provided by financing activities of $8.8 million in the prior-year quarter. The change was primarily due to a reduced net borrowing.

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

As of December 27, 2020, we had $288.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $225.0 million under the Term Loan Facility and $63.5 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 1.34% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the three months ended December 27, 2020 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.28%. At December 27, 2020, we had $386.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

    The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At December 27, 2020, we were in compliance with these covenants with a consolidated leverage ratio of 1.18x and a consolidated interest coverage ratio of 20.51x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At December 27, 2020, there were no borrowings outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $69.3 million. As of December 27, 2020, we had bank overdrafts of $13.5 million related to our U.S. disbursement bank accounts. This balance is reported in the "Current portion of long-term debt and other short-term borrowings" on our consolidated balance sheet as of December 27, 2020. The change in bank overdraft balance is classified as cash flows from financing activities on our consolidated statements of cash flows as we believe these overdrafts to be a form of short-term financing from the bank due to our ability to fund the overdraft with the overdraft protection on the bank accounts or our other credit facilities if needed.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2021:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 9, 2020	$0.17	November 30, 2020	$9,198	December 11, 2020
January 25, 2021	$0.17	February 10, 2021	N/A	February 26, 2021

Income Taxes

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months, particularly in the United Kingdom where we have a valuation allowance of approximately $12.5 million primarily related to the realizability of net operating loss carry-forwards.

As of December 27, 2020 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $10.7 million and $9.7 million, respectively.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 27, 2020, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $69.3 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020. To date, there have been no material changes in our critical accounting policies as reported in our 2020 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At December 27, 2020, we had borrowings outstanding under the Credit Agreement of $288.5 million at a year-to-date weighted-average interest rate of 1.34% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of December 27, 2020, the notional principal of our outstanding interest swap agreements was $225.0 million ($45.0 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at December 27, 2020, was 3.28%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first quarters of fiscal 2021 and 2020, we reported $1.3 million and $0.5 million of foreign currency losses, respectively, in “Selling, general and administrative expenses” on our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2021 and 2020, 28.3% and 31.0% of our consolidated revenue, respectively, was generated by our international business. The effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $32.4 million and $13.9 million for the first quarters of fiscal 2021 and 2020, respectively. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of December 27, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no other changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 16, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2020 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first quarter of fiscal 2021, we repurchased and settled 135,413 shares with an average price of $110.77 per share for a total cost of $15 million in the open market. At December 27, 2020, we had a remaining balance of $192.8 million under our stock repurchase program.
    Below is a summary of the stock repurchases that were traded and settled during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 28, 2020 – October 25, 2020	45,574	$102.67	45,574	$203,134
October 26, 2020 – November 22, 2020	46,975	110.67	46,975	197,935
November 23, 2020 – December 27, 2020	42,864	119.50	42,864	192,813

Item 4.                                                         Mine Safety Disclosures

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires domestic mine operators to disclose violations and orders issued under the Mine Act by Mine Safety and Health Administration. We do not act as the owner of any mines, but we may act as a mining operator as defined under the Mine Act where we may be an independent contractor performing services or construction at such mine. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 27, 2020, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 29, 2021	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)