Form 10-Q
period 2021-03-28
TETRA TECH INC
filed 2021-04-30
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 28, 2021

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
Yes ☐   No  ☒

As of April 19, 2021, 54,160,353 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements

Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	March 28, 2021	September 27, 2020
Current assets:
Cash and cash equivalents	$225,330	$157,515
Accounts receivable, net	629,186	649,035
Contract assets	95,079	92,632
Prepaid expenses and other current assets	87,400	81,094
Income taxes receivable	27,116	19,509
Total current assets	1,064,111	999,785

Property and equipment, net	37,423	35,507
Right-of-use assets, operating leases	222,922	239,396
Investments in unconsolidated joint ventures	7,700	7,332
Goodwill	1,029,573	993,498
Intangible assets, net	8,923	13,943
Deferred tax assets	34,740	32,052
Other long-term assets	49,670	57,045
Total assets	$2,455,062	$2,378,558

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$124,260	$111,804
Accrued compensation	179,025	199,801
Contract liabilities	185,602	171,905
Short-term lease liabilities, operating leases	68,941	69,650
Current portion of long-term debt and other short-term borrowings	28,885	49,264
Current contingent earn-out liabilities	17,492	16,142
Other current liabilities	192,497	174,890
Total current liabilities	796,702	793,456

Deferred tax liabilities	18,152	16,316
Long-term debt	238,339	242,395
Long-term lease liabilities, operating leases	179,645	191,955
Long-term contingent earn-out liabilities	11,166	16,475
Other long-term liabilities	63,830	80,588

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 28, 2021 and September 27, 2020	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,158 and 53,797 shares at March 28, 2021 and September 27, 2020, respectively	542	538
Accumulated other comprehensive loss	(115,056)	(161,786)
Retained earnings	1,261,661	1,198,567
Tetra Tech stockholders’ equity	1,147,147	1,037,319
Noncontrolling interests	81	54
Total stockholders' equity	1,147,228	1,037,373
Total liabilities and stockholders' equity	$2,455,062	$2,378,558
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenue	$754,764	$734,133	$1,519,868	$1,531,756
Subcontractor costs	(154,939)	(149,673)	(314,873)	(333,274)
Other costs of revenue	(487,341)	(487,460)	(976,201)	(991,745)
Gross profit	112,484	97,000	228,794	206,737
Selling, general and administrative expenses	(51,907)	(51,041)	(101,928)	(97,476)
Contingent consideration – fair value adjustments	230	1,571	193	1,571
Income from operations	60,807	47,530	127,059	110,832
Interest expense	(2,823)	(3,501)	(5,849)	(6,849)
Income before income tax expense	57,984	44,029	121,210	103,983
Income tax expense	(12,456)	(7,616)	(23,234)	(20,253)
Net income	45,528	36,413	97,976	83,730
Net income attributable to noncontrolling interests	(11)	(16)	(23)	(23)
Net income attributable to Tetra Tech	$45,517	$36,397	$97,953	$83,707
Earnings per share attributable to Tetra Tech:
Basic	$0.84	$0.67	$1.81	$1.53
Diluted	$0.83	$0.66	$1.79	$1.51
Weighted-average common shares outstanding:
Basic	54,187	54,699	54,085	54,541
Diluted	54,736	55,463	54,715	55,380

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income	$45,528	$36,413	$97,976	$83,730

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	10,975	(47,015)	43,368	(33,114)
Gain (loss) on cash flow hedge valuations, net of tax	1,890	(7,365)	3,366	(5,695)
Other comprehensive income (loss), net of tax	12,865	(54,380)	46,734	(38,809)

Comprehensive income (loss), net of tax	$58,393	$(17,967)	$144,710	$44,921
Comprehensive income attributable to noncontrolling interests, net of tax	13	12	27	21
Comprehensive income (loss) attributable to Tetra Tech, net of tax	$58,380	$(17,979)	$144,683	$44,900

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income	$97,976	$83,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,524	12,809
Equity in income of unconsolidated joint ventures	(1,872)	(3,333)
Distributions of earnings from unconsolidated joint ventures	1,622	2,467
Amortization of stock-based awards	10,566	9,437
Deferred income taxes	350	3,153
Provision for losses from uncollectible receivables	(1,538)	539
Fair value adjustments to contingent consideration	(193)	(1,571)
Gain on sale of property and equipment	(66)	(3,523)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	35,415	104,388
Prepaid expenses and other assets	18,091	5,317
Accounts payable	12,063	(89,630)
Accrued compensation	(20,524)	(44,690)
Contract liabilities	9,957	24,130
Other liabilities	(5,528)	(14,129)
Income taxes receivable/payable	(10,419)	(5,895)
Net cash provided by operating activities	157,424	83,199
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(3,065)	(27,739)
Capital expenditures	(4,297)	(5,876)
Proceeds from sale of property and equipment	79	6,316
Net cash used in investing activities	(7,283)	(27,299)
Cash flows from financing activities:
Proceeds from borrowings	141,628	243,364
Repayments on long-term debt	(146,250)	(174,730)
Repurchases of common stock	(30,000)	(81,660)
Taxes paid on vested restricted stock	(17,488)	(10,857)
Stock options exercised	9,771	7,927
Bank overdrafts	(21,121)	2,737
Dividends paid	(18,410)	(16,414)
Payments of contingent earn-out liabilities	(8,037)	(9,624)
Principal payments on finance leases	(1,222)	—
Net cash used in financing activities	(91,129)	(39,257)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,803	(2,409)
Net increase in cash, cash equivalents and restricted cash	67,815	14,234
Cash, cash equivalents and restricted cash at beginning of period	157,515	120,901
Cash, cash equivalents and restricted cash at end of period	$225,330	$135,135
Supplemental information:
Cash paid during the period for:
Interest	$5,412	$6,510
Income taxes, net of refunds received of $1.1 million and $0.5 million	$30,832	$23,437

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$225,330	$134,981
Restricted cash	—	154
Total cash, cash equivalents and restricted cash	$225,330	$135,135
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 29, 2020 and March 28, 2021
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 29, 2019	54,728	$547	$60,747	$(145,015)	$1,110,312	$1,026,591	$174	$1,026,765
Net income					36,397	36,397	16	36,413
Other comprehensive loss				(54,376)		(54,376)	(4)	(54,380)
Distributions paid to noncontrolling interests						—	(56)	(56)
Cash dividends of $0.15 per common share					(8,224)	(8,224)		(8,224)
Stock-based compensation			4,955			4,955		4,955
Restricted & performance shares released	30	1	(281)			(280)		(280)
Stock options exercised	215	2	6,511			6,513		6,513
Stock repurchases	(831)	(9)	(61,459)			(61,468)		(61,468)
BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238

BALANCE AT DECEMBER 27, 2020	54,193	$542	$—	$(127,919)	$1,232,563	$1,105,186	$68	$1,105,254
Net income					45,517	45,517	11	45,528
Other comprehensive income				12,863		12,863	2	12,865
Cash dividends of $0.17 per common share					(9,212)	(9,212)		(9,212)
Stock-based compensation			5,668			5,668		5,668
Restricted & performance shares released	2	—	(158)			(158)		(158)
Stock options exercised	77	1	2,274			2,275		2,275
Shares issued for Employee Stock Purchase Plan	—	—	8			8		8
Stock repurchases	(114)	(1)	(7,792)		(7,207)	(15,000)		(15,000)
BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended March 29, 2020 and March 28, 2021
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					83,707	83,707	23	83,730
Other comprehensive loss				(38,807)		(38,807)	(2)	(38,809)
Distributions paid to noncontrolling interests						—	(69)	(69)
Cash dividends of $0.30 per common share					(16,414)	(16,414)		(16,414)
Stock-based compensation			9,437			9,437		9,437
Restricted & performance shares released	215	2	(11,100)			(11,098)		(11,098)
Stock options exercised	269	3	7,924			7,927		7,927
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,075)	(11)	(82,634)			(82,645)		(82,645)
BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238

BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					97,953	97,953	23	97,976
Other comprehensive income				46,730		46,730	4	46,734
Cash dividends of $0.34 per common share					(18,410)	(18,410)		(18,410)
Stock-based compensation			10,566			10,566		10,566
Restricted & performance shares released	211	2	(17,490)			(17,488)		(17,488)
Stock options exercised	275	3	9,768			9,771		9,771
Shares issued for Employee Stock Purchase Plan	124	1	10,705			10,706		10,706
Stock repurchases	(249)	(2)	(13,549)		(16,449)	(30,000)		(30,000)
BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228

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

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

    We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Client Sector:
U.S. state and local government	$129,781	$103,671	$254,747	$227,507
U.S. federal government (1)	267,696	243,261	533,561	488,564
U.S. commercial	143,702	160,787	301,508	342,278
International (2)	213,585	226,414	430,052	473,407
Total	$754,764	$734,133	$1,519,868	$1,531,756

Contract Type:
Fixed-price	$272,118	$255,613	$546,551	$526,668
Time-and-materials	347,197	350,618	702,438	738,776
Cost-plus	135,449	127,902	270,879	266,312
Total	$754,764	$734,133	$1,519,868	$1,531,756

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

    Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 28, 2021 and March 29, 2020.

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

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Contract assets (1)	$95,079	$92,632
Contract liabilities	(185,602)	(171,905)
Net contract liabilities	$(90,523)	$(79,273)

(1)     Includes $7.4 million and $12.3 million of contract retentions as of March 28, 2021 and September 27, 2020, respectively.

In the first half of fiscal 2021 and 2020, we recognized revenue of approximately $90 million and $105 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2020 and 2019, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $1.1 million in the first half of fiscal 2021 (all in the second quarter) compared to a net unfavorable adjustment of $2.8 million in the first half of fiscal 2020 (all in the second quarter). Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of March 28, 2021 and September 27, 2020, our consolidated balance sheets included liabilities for anticipated losses of $9.5 million and $13.2 million, respectively. The estimated cost to complete these related contracts as of March 28, 2021 and September 27, 2020 was approximately $95 million and $118 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Billed	$380,522	$402,818
Unbilled	253,784	253,364
Total accounts receivable	634,306	656,182
Allowance for doubtful accounts	(5,120)	(7,147)
Total accounts receivable, net	$629,186	$649,035

    Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at March 28, 2021 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

    Total accounts receivable at March 28, 2021 and September 27, 2020 included approximately $11 million for each period (all in our Remediation Construction Management ("RCM") segment), related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.

We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first half of fiscal 2021 (all in the second quarter), we recognized increases to revenue and related gains of $2.8 million in our Commercial/International Services Group ("CIG"). We recorded no material gains or losses related to claims in the first half of fiscal 2020.

No single client accounted for more than 10% of our accounts receivable at March 28, 2021 and September 27, 2020.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.1 billion of RUPOs as of March 28, 2021. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of March 28, 2021 over the following periods:

Amount
(in thousands)
Within 12 months	$1,828,946
Beyond	1,298,902
Total	$3,127,848

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

4.            Acquisitions

In the second quarter of fiscal 2021, we acquired a small company, Coanda Research and Development Corporation ("CRD"), based in Burnaby, British Columbia. CRD provides high-end expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries and is part of our CIG segment.

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

Goodwill additions resulting from the acquisition of CRD is primarily attributable to the significant technical expertise residing in an embedded workforce that is sought out by clients, and the synergies expected to arise after the acquisition. The fiscal 2020 goodwill additions represent the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud, and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

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

    We evaluated our estimated fair value of contingent consideration liabilities for each individual acquisition on a quarterly basis, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. We also considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. The updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. During the first half of fiscal 2021 and 2020, we recorded adjustments to our contingent earn-out liabilities and reported a net gain in operating income of $0.2 million and $1.6 million, respectively (substantially all in the second quarters of fiscal 2021 and 2020).

At March 28, 2021, there was a total potential maximum of $66.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $28.7 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption related to the COVID-19 pandemic is prolonged, we could have significant reductions in our contingent earn-out liabilities and related gains in our operating income in future periods.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at September 27, 2020	$516,315	$477,183	$993,498
Acquisition activity	—	3,675	3,675
Translation	7,874	24,526	32,400
Balance at March 28, 2021	$524,189	$505,384	$1,029,573

Our goodwill balances reflect foreign currency translation adjustments related to our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $541.9 million and $534.0 million at March 28, 2021 and September 27, 2020, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $626.9 million and $598.7 million at March 28, 2021 and September 27, 2020, respectively, excluding accumulated impairment of $121.5 million for each period.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at June 29, 2020 (i.e. the first day of our fourth quarter in fiscal 2020) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. All of our reporting units had estimated fair values that exceeded their carrying values by more than 80%, with the exception of our former Asia/Pacific ("ASP") reporting unit, which was in our CIG reportable segment. Our former ASP reporting unit had an estimated fair value that exceeded its carrying value by less than 20%.

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

On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending June 30, 2020. This prompted a strategic review of our former ASP reporting unit. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for our former ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our former ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. As a result of the impairment charge, the estimated fair value of our former ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our former ASP reporting unit into our Client Account Management reporting unit.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	March 28, 2021			September 27, 2020
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.6	$47,515	$(41,533)	$60,775	$(53,392)
Backlog	0.5	30,509	(28,778)	37,682	(32,761)
Trade names	1.7	7,205	(5,995)	7,964	(6,325)
Total		$85,229	$(76,306)	$106,421	$(92,478)

Amortization expense for the three and six months ended March 28, 2021 was $2.2 million and $5.6 million, respectively, compared to $3.4 million and $6.4 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2021 and succeeding years is as follows:

Amount
(in thousands)
2021	$3,547
2022	2,814
2023	1,972
2024	590
Total	$8,923

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Equipment, furniture and fixtures	$98,135	$90,942
Leasehold improvements	35,995	34,569
Total property and equipment	134,130	125,511
Accumulated depreciation	(96,707)	(90,004)
Property and equipment, net	$37,423	$35,507

The depreciation expense related to property and equipment was $3.1 million and $5.9 million for the three and six months ended March 28, 2021, respectively, compared to $3.1 million and $6.4 million for the prior-year periods.

7.                                     Stock Repurchase and Dividends

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first half of fiscal 2021, we repurchased and settled 249,714 shares with an average price of $120.14 per share for a total cost of $30 million in the open market. At March 28, 2021, we had a remaining balance of $177.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first half of fiscal 2021 and 2020:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
Total dividend paid as of March 28, 2021				$18,410

November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,224
Total dividend paid as of March 29, 2020				$16,414

Subsequent Event.  On April 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on May 28, 2021 to stockholders of record as of the close of business on May 12, 2021.

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

    We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology equipment and the related ROU and lease liabilities were immaterial, and included in "Other current liabilities" and "Other long-term liabilities" accordingly on our consolidated balance sheets at March 28, 2021 and September 27, 2020.

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

    The components of lease costs are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Operating lease cost	$22,640	$21,595	$44,709	$42,767
Sublease income	(30)	(541)	(59)	(1,115)
Other	—	18	—	36
Total lease cost	$22,610	$21,072	$44,650	$41,688

    Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Operating cash flows for operating leases	$17,599	$21,789	$36,399	$41,504
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,429	$59,671	$33,722	$321,919

    Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Operating leases:
Right-of-use assets	$222,922	$239,396

Lease liabilities:
Current	68,941	69,650
Long-term	179,645	191,955
Total operating lease liabilities	$248,586	$261,605

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.4%	2.5%

    As of March 28, 2021, we do not have any material additional operating leases that have not yet commenced.

    A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities is as follows:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
2021	$39,951	$75,074
2022	70,500	64,972
2023	48,703	44,733
2024	33,627	30,991
2025	24,030	21,466
Beyond	49,021	44,169
Total lease payments	265,832	281,405
Less: imputed interest	(17,246)	(19,800)
Total present value of lease liabilities	$248,586	$261,605

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 28, 2021 was $5.7 million and $10.6 million, respectively, compared to $5.0 million and $9.4 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2021, we awarded 57,542 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $153.03 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 108,464 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $121.17 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$45,517	$36,397	$97,953	$83,707

Weighted-average common shares outstanding – basic	54,187	54,699	54,085	54,541
Effect of dilutive stock options and unvested restricted stock	549	764	630	839
Weighted-average common shares outstanding – diluted	54,736	55,463	54,715	55,380

Earnings per share attributable to Tetra Tech:
Basic	$0.84	$0.67	$1.81	$1.53
Diluted	$0.83	$0.66	$1.79	$1.51

11.                                  Income Taxes

The effective tax rates for the first half of fiscal 2021 and 2020 were 19.2% and 19.5%, respectively. Income tax expense was reduced by $8.0 million and $6.7 million of excess tax benefits on share-based payments in the first half of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first half of fiscal 2021 and 2020 were 25.8% and 25.9%, respectively.

As of March 28, 2021 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $10.0 million and $9.7 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are reasonably likely to be resolved within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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
Reportable Segments

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands)
Revenue
GSG	$473,829	$436,903	$942,451	$894,307
CIG	293,128	308,412	604,152	659,576
RCM	470	5	470	150
Elimination of inter-segment revenue	(12,663)	(11,187)	(27,205)	(22,277)
Total	$754,764	$734,133	$1,519,868	$1,531,756

Income from operations
GSG	$46,109	$35,347	$93,809	$77,395
CIG	26,311	21,676	55,869	53,309
RCM	1	(1)	1	1
Corporate (1)	(11,614)	(9,492)	(22,620)	(19,873)
Total	$60,807	$47,530	$127,059	$110,832

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Total Assets
GSG	$635,217	$649,417
CIG	463,176	479,238
RCM	11,369	14,258
Corporate (1)	1,345,300	1,235,645
Total	$2,455,062	$2,378,558

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020). The carrying value of our long-term debt approximated fair value at March 28, 2021 and September 27, 2020. At March 28, 2021, we had borrowings of $250.8 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of March 28, 2021, the notional principal of our outstanding interest swap agreements was $221.9 million ($44.4 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At March 28, 2021 and September 27, 2020, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(12.1) million and $(15.5) million, which were reported in "Other current liabilities" on our consolidated balance sheets. Additionally, the related gains of $1.9 million and $3.4 million for the three and six months ended March 28, 2021, respectively, compared to related losses of $7.4 million and $5.7 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify $5.7 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first half of fiscal 2021.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and six months ended March 28, 2021 and March 29, 2020 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 29, 2019	$(135,812)	$(9,203)	$(145,015)
Other comprehensive loss before reclassifications	(47,011)	(6,727)	(53,738)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(638)	(638)
Net current-period other comprehensive loss	(47,011)	(7,365)	(54,376)
Balance at March 29, 2020	$(182,823)	$(16,568)	$(199,391)

Balance at December 27, 2020	$(113,884)	$(14,035)	$(127,919)
Other comprehensive income before reclassifications	10,973	3,382	14,355
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(1,492)	(1,492)
Net current-period other comprehensive income	10,973	1,890	12,863
Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive loss before reclassifications	(33,112)	(4,574)	(37,686)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,121)	(1,121)
Net current-period other comprehensive loss	(33,112)	(5,695)	(38,807)
Balance at March 29, 2020	$(182,823)	$(16,568)	$(199,391)

Balance at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive income before reclassifications	43,364	6,360	49,724
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(2,994)	(2,994)
Net current-period other comprehensive income	43,364	3,366	46,730
Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)

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

17.                               Related Party Transactions

    We often provide services to unconsolidated joint ventures. Revenue generated from the services we provided to unconsolidated joint ventures for the three and six months of fiscal 2021 was approximately $24 million and $46 million, respectively, compared to $19 million and $48 million for the same periods last year. Related reimbursable costs for the three and six months of fiscal 2021 were approximately the same as revenue since these reimbursable costs are pass-through costs. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
Accounts receivable, net	$20,789	$20,884
Contract assets	4,641	3,261
Contract liabilities	2,486	478

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Client Sector
U.S. state and local government	17.2%	14.1%	16.8%	14.9%
U.S. federal government (1)	35.5	33.1	35.1	31.9
U.S. commercial	19.0	21.9	19.8	22.3
International (2)	28.3	30.9	28.3	30.9
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Reportable Segment
GSG	62.8%	59.5%	62.0%	58.4%
CIG	38.8	42.0	39.8	43.1
Inter-segment elimination	(1.6)	(1.5)	(1.8)	(1.5)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Contract Type
Fixed-price	36.1%	34.8%	36.0%	34.4%
Time-and-materials	46.0	47.8	46.2	48.2
Cost-plus	17.9	17.4	17.8	17.4
Total	100.0%	100.0%	100.0%	100.0%

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

In the first half of fiscal 2021, revenue declined 0.8% compared to the prior-year period. Our revenue includes contributions from acquisitions that did not contribute to our revenue in the first half of fiscal 2020. Our year-over-year revenue comparisons were also impacted by the decision to dispose of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and the subsequent wind-down of those activities in fiscal 2020, which included the disposal of related equipment.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 12.0% in the first half of fiscal 2021 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Our episodic disaster response activities also increased compared to the first half of last year. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow at a rate similar to the first half of this fiscal year. The risk of further budgetary constraints to our clients is mitigated with the passage of the American Rescue Plan Act of 2021, signed into law on March 11, 2021, which provides financial support for state and local governments.

U.S. Federal Government.  Our U.S. federal government revenue increased 9.2% in the first half of fiscal 2021 compared to the prior-year period. This increase includes the contributions from acquisitions, which did not have comparable revenue in the first half of fiscal 2020. These contributions were partially offset by reduced international development activities as COVID-19 travel restrictions have caused some project delays. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow modestly in fiscal 2021 due to continued increased federal advanced analytics activity. However, U.S. federal spending amounts and priorities could change significantly from our current expectations, which could have a significant positive or negative impact on our fiscal 2021 revenue.

U.S. Commercial.  Our U.S. commercial revenue decreased 11.9% in the first half of fiscal 2021 compared to the same period last year. The decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect our U.S. commercial revenue to grow in the second half of the fiscal year with higher revenue from renewable energy and environmental programs, and more favorable year-over-year comparisons than first half of the fiscal year; however, if adverse conditions due to the COVID-19 pandemic are prolonged, it could have a negative impact on our revenue for the second half of the fiscal year.

International.  Our international revenue decreased 9.2% in the first half of fiscal 2021 compared to the prior-year period. Excluding the impact of the aforementioned prior-year disposal of our Canadian turn-key pipeline activities, our international revenue decreased 7.5% in the first half of fiscal 2021 compared to the same period last year. The revenue decline primarily reflects the adverse impact of the COVID-19 pandemic, partially offset by increased renewable energy activity in Canada. We currently expect our overall international government work to grow in the second half of this fiscal year with improving economic conditions and more favorable year-over-year comparisons; however, our international commercial activities could have a significant adverse impact if the current economic conditions due to COVID-19 are prolonged.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$754,764	$734,133	$20,631	2.8%	$1,519,868	$1,531,756	$(11,888)	(0.8)%
Subcontractor costs	(154,939)	(149,673)	(5,266)	(3.5)	(314,873)	(333,274)	18,401	5.5
Revenue, net of subcontractor costs (1)	599,825	584,460	15,365	2.6	1,204,995	1,198,482	6,513	0.5
Other costs of revenue	(487,341)	(487,460)	119	—	(976,201)	(991,745)	15,544	1.6
Gross profit	112,484	97,000	15,484	16.0	228,794	206,737	22,057	10.7
Selling, general and administrative expenses	(51,907)	(51,041)	(866)	(1.7)	(101,928)	(97,476)	(4,452)	(4.6)
Contingent consideration - fair value adjustments	230	1,571	(1,341)	(85.4)	193	1,571	(1,378)	(87.7)
Income from operations	60,807	47,530	13,277	27.9	127,059	110,832	16,227	14.6
Interest expense	(2,823)	(3,501)	678	19.4	(5,849)	(6,849)	1,000	14.6
Income before income tax expense	57,984	44,029	13,955	31.7	121,210	103,983	17,227	16.6
Income tax expense	(12,456)	(7,616)	(4,840)	(63.6)	(23,234)	(20,253)	(2,981)	(14.7)
Net income	45,528	36,413	9,115	25.0	97,976	83,730	14,246	17.0
Net income attributable to noncontrolling interests	(11)	(16)	5	31.3	(23)	(23)	—	—
Net income attributable to Tetra Tech	$45,517	$36,397	$9,120	25.1	$97,953	$83,707	$14,246	17.0
Diluted earnings per share	$0.83	$0.66	$0.17	25.8%	$1.79	$1.51	$0.28	18.5%

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

In the second quarter of fiscal 2021, revenue and revenue, net of subcontractor costs, increased $20.6 million, or 2.8%, and $15.4 million, or 2.6%, respectively, compared to the year-ago quarter. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue was comparable to the second quarter of fiscal 2020.

In the first half of fiscal 2021, revenue and revenue, net of subcontractor costs, decreased $11.9 million, or 0.8%, and increased $6.5 million, or 0.5%, respectively, compared to the prior-year period. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue decreased 3.8% in the first half of fiscal 2021 compared to the prior-year period. The decline was primarily due to the adverse impact of the COVID-19 pandemic, particularly on our U.S. and international commercial revenue.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude gains on non-core equipment disposals, earn-out adjustments, COVID-19 impact and RCM results. The gains on non-core equipment disposals relate to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The effective tax rate applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 23.3% in the first half of fiscal 2020. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. There were no adjustments in the first half of fiscal 2021. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

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

	Three Months Ended				Six Months Ended
	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
			$	%			$	%
	($ in thousands)
Income from operations	$60,807	$47,530	$13,277	27.9%	$127,059	$110,832	$16,227	14.6%
RCM	(1)	1	(2)	NM	(1)	—	(1)	NM
Non-core equipment disposal	—	(2,184)	2,184	NM	—	(2,984)	2,984	NM
Earn-out adjustments	—	(971)	971	NM	—	(971)	971	NM
COVID-19	—	8,233	(8,233)	NM	—	8,233	(8,233)	NM
Adjusted income from operations (1)	$60,806	$52,609	$8,197	15.6%	$127,058	$115,110	$11,948	10.4%

EPS	$0.83	$0.66	$0.17	25.8%	$1.79	$1.51	$0.28	18.5%
RCM	—	—	—	NM	—	—	—	NM
Non-core equipment disposal	—	(0.03)	0.03	NM	—	(0.04)	0.04	NM
Earn-out adjustments	—	(0.01)	0.01	NM	—	(0.01)	0.01	NM
COVID-19	—	0.11	(0.11)	NM	—	0.11	(0.11)	NM
Adjusted EPS (1)	$0.83	$0.73	$0.10	13.7%	$1.79	$1.57	$0.22	14.0%

NM = not meaningful
(1) Non-GAAP financial measure

Our operating income increased $13.3 million and $16.2 million in the second quarter and first half of fiscal 2021, respectively, compared to fiscal 2020 periods. Our GSG segment's operating income increased $10.8 million and $16.4 million in the second quarter and first half of fiscal 2021, respectively, compared to the prior-year periods. These results are described below under "Government Services Group." Our CIG segment's operating income increased $4.6 million and $2.6 million in the second quarter and first half of fiscal 2021, respectively, compared to the year-ago periods. These results are described below under "Commercial/International Services Group."

Our net interest expense decreased $0.7 million and $1.0 million in the second quarter and first half of fiscal 2021, respectively, compared to the prior-year periods. The decreases primarily reflect reduced borrowings.

Our income tax expense increased $4.8 million and $3.0 million in the second quarter and first half of fiscal 2021, respectively, compared to the same periods last year due to increased pre-tax income. Our effective tax rates for the first half of fiscal 2021 and 2020 were 19.2% and 19.5%, respectively. Income tax expense was reduced by $8.0 million and $6.7 million of excess tax benefits on share-based payments in the first half of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first half of fiscal 2021 and 2020 were 25.8% and 25.9%, respectively.

Our EPS was $0.83 and $1.79 in the second quarter and first half of fiscal 2021, compared to $0.66 and $1.51 in the prior-year periods, respectively. On the same basis as our adjusted operating income, EPS was $0.83 and $1.79 in the second quarter and first half of fiscal 2021, compared to $0.73 and $1.57 in fiscal 2020 periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$473,829	$436,903	$36,926	8.5%	$942,451	$894,307	$48,144	5.4%
Subcontractor costs	(126,744)	(115,861)	(10,883)	(9.4)	(250,448)	(243,559)	(6,889)	(2.8)
Revenue, net of subcontractor costs	$347,085	$321,042	$26,043	8.1	$692,003	$650,748	$41,255	6.3

Income from operations	$46,109	$35,347	$10,762	30.4%	$93,809	$77,395	$16,414	21.2%

Revenue and revenue, net of subcontractor costs, increased $36.9 million, or 8.5%, and $26.0 million, or 8.1%, respectively, in the second quarter of fiscal 2021 compared to the year-ago quarter. For the first half of fiscal 2021, revenue and revenue, net of subcontractor costs, increased $48.1 million, or 5.4%, and $41.3 million, or 6.3%, respectively, compared to the prior-year period. These increases reflect higher U.S. state and local government activity for water and environmental programs and disaster response activities. Additionally, the increases also reflect contributions from the aforementioned acquisitions. These increases were partially offset by lower international development revenue due to project delays caused by COVID-19.

Operating income increased $10.8 million and $16.4 million in the second quarter and first half of fiscal 2021, respectively, compared to the prior-year periods, reflecting the higher revenue. In addition, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.6% in the first half of fiscal 2021 compared to 11.9% in the same period last year. Excluding the COVID-19 charges, our operating margin was 12.1% in the first half of fiscal 2020. The improved operating margin was primarily due to improved labor utilization.

Commercial/International Services Group

	Three Months Ended				Six Months Ended
	March 28, 2021	March 29, 2020	Change		March 28, 2021	March 29, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$293,128	$308,412	$(15,284)	(5.0)%	$604,152	$659,576	$(55,424)	(8.4)%
Subcontractor costs	(40,923)	(44,929)	4,006	8.9	(91,695)	(111,814)	20,119	18.0
Revenue, net of subcontractor costs	$252,205	$263,483	$(11,278)	(4.3)	$512,457	$547,762	$(35,305)	(6.4)

Income from operations	$26,311	$21,676	$4,635	21.4%	$55,869	$53,309	$2,560	4.8%

Revenue and revenue, net of subcontractor costs, decreased $15.3 million, or 5.0%, and $11.3 million, or 4.3%, respectively, in the second quarter of fiscal 2021 compared to the prior-year quarter. For the first half of fiscal 2021, revenue and revenue, net of subcontractor costs, decreased $55.4 million, or 8.4%, and $35.3 million, or 6.4%, respectively, compared to the year-ago period. Excluding the impact of the disposal of our Canadian turn-key pipeline activities, revenue decreased 4.2% and 7.2% in the second quarter and first half of fiscal 2021, respectively, compared to fiscal 2020 periods. The declines primarily reflect the adverse impact of the COVID-19 pandemic.

Operating income increased $4.6 million and $2.6 million in the second quarter and first half of fiscal 2021, respectively, compared to fiscal 2020 periods. In the second quarter of fiscal 2020, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic. Additionally, operating income in the second quarter and first half of fiscal 2020 included gains of $2.2 million and $3.0 million, respectively, from the disposition of non-core equipment. Excluding the fiscal 2020 COVID-19 charges and disposition gains, operating income increased $0.2 million and decreased $1.0 million in the second quarter and first half of fiscal 2021, respectively, compared to fiscal 2020 periods. Our operating margin, based on revenue, net of subcontractor costs, improved to 10.9% in the first half of fiscal 2021 compared to 9.7% in the same period last year. Excluding the COVID-19 charges and disposition gains, our operating margin was 10.4% in the first half of fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services.

Remediation and Construction Management

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
			$			$
	($ in thousands)
Revenue	$470	$5	$465	$470	$150	$320
Subcontractor costs	65	(70)	135	65	(178)	243
Revenue, net of subcontractor costs	$535	$(65)	$600	$535	$(28)	$563

Income (loss) from operations	$1	$(1)	$2	$1	$1	$—

RCM's projects were substantially complete at the end of fiscal 2018. There were no significant activities in RCM for the second quarter and first half of fiscal 2021 and 2020.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	March 28, 2021	September 27, 2020
	(in thousands)
RUPOs	$3,127,848	$3,218,973
Items impacting comparability:
Contract term	22,329	20,312
Backlog	$3,150,177	$3,239,285

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of March 28, 2021, we had $225.3 million of cash and cash equivalents and access to an additional $720 million of borrowings available under our credit facility. During the first half of fiscal 2021, we generated $157.4 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first half of fiscal 2021, we repurchased and settled 249,714 shares with an average price of $120.14 per share for a total cost of $30 million in the open market. At March 28, 2021, we had a remaining balance of $177.8 million under our stock repurchase program.

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

Subsequent Event.  On April 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on May 28, 2021 to stockholders of record as of the close of business on May 12, 2021.

Cash Equivalents and Restricted Cash.  As of March 28, 2021, cash equivalents and restricted cash were $225.3 million, an increase of $67.8 million compared to the fiscal 2020 year-end. The increase was due to net cash provided by operating activities, stock options exercised and the effect of exchange rate changes on cash, partially offset by net repayments of long-term debt, stock repurchases, taxes paid on vested restricted stock, dividends and contingent earn-out payments.

Operating Activities.  For the first half of fiscal 2021, net cash provided by operating activities was $157.4 million, an increase of $74.2 million compared to the prior-year period. The increase primarily resulted from the timing on payments to our vendors and employees.

Investing Activities.  For the first half of fiscal 2021, net cash used in investing activities was $7.3 million, a decrease of $20.0 million compared to the year-ago period, due to SEG acquisition in the second quarter of fiscal 2020.

Financing Activities.  For the first half of fiscal 2021, net cash used in financing activities was $91.1 million, an increase of $51.9 million compared to the same period last year. The change was due to a net repayment on long-term debt of $25.7 million in the first half of fiscal 2021 compared to a net borrowing of $71.4 million in the prior-year period. This change was partially offset by decreased stock repurchases compared to the year-ago period.

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

As of March 28, 2021, we had $250.8 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $221.9 million under the Term Loan Facility and $28.9 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 1.30% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the three months ended March 28, 2021 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.27%. At March 28, 2021, we had $419.6 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

    The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At March 28, 2021, we were in compliance with these covenants with a consolidated leverage ratio of 1.03x and a consolidated interest coverage ratio of 23.06x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At March 28, 2021, there was $1.6 million outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $63.3 million. As of March 28, 2021, we had bank overdrafts of $15.4 million related to our U.S. and U.K. disbursement bank accounts. This balance is reported in the "Current portion of long-term debt and other short-term borrowings" on our consolidated balance sheet as of March 28, 2021. The change in bank overdraft balance is classified as cash flows from financing activities on our consolidated statements of cash flows as we believe these overdrafts to be a form of short-term financing from the bank due to our ability to fund the overdraft with the overdraft protection on the bank accounts or our other credit facilities if needed.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2021:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 9, 2020	$0.17	November 30, 2020	$9,198	December 11, 2020
January 25, 2021	$0.17	February 10, 2021	$9,212	February 26, 2021
April 26, 2021	$0.20	May 12, 2021	N/A	May 28, 2021

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

As of March 28, 2021 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $10.0 million and $9.7 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 28, 2021, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $63.3 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At March 28, 2021, we had borrowings outstanding under the Credit Agreement of $250.8 million at a year-to-date weighted-average interest rate of 1.30% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of March 28, 2021, the notional principal of our outstanding interest swap agreements was $221.9 million ($44.4 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at March 28, 2021, was 3.27%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first half of fiscal 2021 and 2020, we reported $1.3 million of foreign currency loss and $0.2 million of foreign currency gain, respectively, in “Selling, general and administrative expenses” on our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first half of fiscal 2021 and 2020, 28.3% and 30.9%

of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2021, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $43.4 million compared to a decrease in equity of $33.1 million in the first half of fiscal 2020. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of March 28, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first half of fiscal 2021, we repurchased and settled 249,714 shares with an average price of $120.14 per share for a total cost of $30 million in the open market. At March 28, 2021, we had a remaining balance of $177.8 million under our stock repurchase program.
    Below is a summary of the stock repurchases that were traded and settled during the first half of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 28, 2020 - October 25, 2020	45,574	$102.67	45,574	$203,134
October 26, 2020 - November 22, 2020	46,975	110.67	46,975	197,935
November 23, 2020 - December 27, 2020	42,864	119.50	42,864	192,813
December 28, 2020 - January 24, 2021	33,790	125.46	33,790	188,574
January 25, 2021 - February 21, 2021	37,992	132.50	37,992	183,540
February 22, 2021 - March 28, 2021	42,519	134.69	42,519	177,813

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 28, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2021	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)