Form 10-Q
period 2021-06-27
TETRA TECH INC
filed 2021-07-30
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 27, 2021

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
Yes ☐   No  ☒

As of July 19, 2021, 54,071,184 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	June 27, 2021	September 27, 2020
Current assets:
Cash and cash equivalents	$234,266	$157,515
Accounts receivable, net	664,393	649,035
Contract assets	91,405	92,632
Prepaid expenses and other current assets	95,576	81,094
Income taxes receivable	20,781	19,509
Total current assets	1,106,421	999,785

Property and equipment, net	36,001	35,507
Right-of-use assets, operating leases	213,236	239,396
Investments in unconsolidated joint ventures	8,180	7,332
Goodwill	1,051,796	993,498
Intangible assets, net	9,160	13,943
Deferred tax assets	34,627	32,052
Other long-term assets	51,500	57,045
Total assets	$2,510,921	$2,378,558

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$132,602	$111,804
Accrued compensation	193,185	199,801
Contract liabilities	179,127	171,905
Short-term lease liabilities, operating leases	64,911	69,650
Current portion of long-term debt and other short-term borrowings	16,252	49,264
Current contingent earn-out liabilities	16,320	16,142
Other current liabilities	208,951	174,890
Total current liabilities	811,348	793,456

Deferred tax liabilities	17,715	16,316
Long-term debt	234,020	242,395
Long-term lease liabilities, operating leases	173,080	191,955
Long-term contingent earn-out liabilities	14,904	16,475
Other long-term liabilities	67,359	80,588

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 27, 2021 and September 27, 2020	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 54,071 and 53,797 shares at June 27, 2021 and September 27, 2020, respectively	541	538
Accumulated other comprehensive loss	(102,401)	(161,786)
Retained earnings	1,294,260	1,198,567
Tetra Tech stockholders’ equity	1,192,400	1,037,319
Noncontrolling interests	95	54
Total stockholders' equity	1,192,495	1,037,373
Total liabilities and stockholders' equity	$2,510,921	$2,378,558
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue	$801,633	$709,771	$2,321,500	$2,241,527
Subcontractor costs	(163,590)	(149,494)	(478,461)	(482,768)
Other costs of revenue	(512,347)	(445,880)	(1,488,549)	(1,437,625)
Gross profit	125,696	114,397	354,490	321,134
Selling, general and administrative expenses	(55,859)	(50,822)	(157,788)	(148,299)
Contingent consideration – fair value adjustments	(30)	(50)	163	1,521
Income from operations	69,807	63,525	196,865	174,356
Interest expense	(2,737)	(3,564)	(8,585)	(10,412)
Income before income tax expense	67,070	59,961	188,280	163,944
Income tax expense	(15,146)	(14,458)	(38,380)	(34,710)
Net income	51,924	45,503	149,900	129,234
Net income attributable to noncontrolling interests	(21)	(6)	(44)	(29)
Net income attributable to Tetra Tech	$51,903	$45,497	$149,856	$129,205
Earnings per share attributable to Tetra Tech:
Basic	$0.96	$0.84	$2.77	$2.38
Diluted	$0.95	$0.83	$2.74	$2.34
Weighted-average common shares outstanding:
Basic	54,117	53,985	54,095	54,366
Diluted	54,666	54,692	54,698	55,161

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$51,924	$45,503	$149,900	$129,234

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	11,159	21,685	54,527	(11,428)
Gain (loss) on cash flow hedge valuations, net of tax	1,498	(30)	4,864	(5,726)
Other comprehensive income (loss), net of tax	12,657	21,655	59,391	(17,154)

Comprehensive income, net of tax	$64,581	$67,158	$209,291	$112,080
Comprehensive income attributable to noncontrolling interests, net of tax	23	2	50	23
Comprehensive income attributable to Tetra Tech, net of tax	$64,558	$67,156	$209,241	$112,057

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$149,900	$129,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,811	19,066
Equity in income of unconsolidated joint ventures	(3,513)	(5,200)
Distributions of earnings from unconsolidated joint ventures	2,773	5,280
Amortization of stock-based awards	16,261	13,494
Deferred income taxes	123	2,767
Provision for losses on accounts receivables	(4,355)	539
Fair value adjustments to contingent consideration	(163)	(1,521)
Gain on sale of property and equipment	(110)	(9,693)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	15,354	148,818
Prepaid expenses and other assets	17,243	1,566
Accounts payable	19,712	(98,029)
Accrued compensation	(7,332)	(39,978)
Contract liabilities	3,083	17,328
Other liabilities	1,389	10,305
Income taxes receivable/payable	(638)	574
Net cash provided by operating activities	226,538	194,550
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(17,154)	(28,505)
Capital expenditures	(6,234)	(9,360)
Proceeds from sale of property and equipment	333	17,162
Net cash used in investing activities	(23,055)	(20,703)
Cash flows from financing activities:
Proceeds from borrowings	165,570	298,364
Repayments on long-term debt	(173,895)	(297,856)
Bank overdrafts	(33,770)	—
Repurchases of common stock	(45,000)	(102,188)
Taxes paid on vested restricted stock	(17,589)	(11,143)
Stock options exercised	10,703	8,263
Dividends paid	(29,241)	(25,590)
Payments of contingent earn-out liabilities	(12,374)	(22,434)
Principal payments on finance leases	(1,908)	—
Net cash used in financing activities	(137,504)	(152,584)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,772	(334)
Net increase in cash, cash equivalents and restricted cash	76,751	20,929
Cash, cash equivalents and restricted cash at beginning of period	157,515	120,901
Cash, cash equivalents and restricted cash at end of period	$234,266	$141,830
Supplemental information:
Cash paid during the period for:
Interest	$7,044	$9,738
Income taxes, net of refunds received of $2.0 million and $1.4 million	$36,664	$30,259

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$234,266	$141,658
Restricted cash	—	172
Total cash, cash equivalents and restricted cash	$234,266	$141,830
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended June 28, 2020 and June 27, 2021
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT MARCH 29, 2020	54,142	$541	$10,473	$(199,391)	$1,138,485	$950,108	$130	$950,238
Net income					45,497	45,497	6	45,503
Other comprehensive income (loss)				21,659		21,659	(4)	21,655
Cash dividends of $0.17 per common share					(9,175)	(9,175)		(9,175)
Stock-based compensation			4,057			4,057		4,057
Restricted & performance shares released	(5)	—	(45)			(45)		(45)
Stock options exercised	14	—	336			336		336
Stock repurchases	(263)	(2)	(14,821)		$(4,720)	(19,543)		(19,543)
BALANCE AT JUNE 28, 2020	53,888	$539	$—	$(177,732)	$1,170,087	$992,894	$132	$993,026

BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228
Net income					51,903	51,903	21	51,924
Other comprehensive income				12,655		12,655	2	12,657
Distributions paid to noncontrolling interests						—	(9)	(9)
Cash dividends of $0.20 per common share					(10,831)	(10,831)		(10,831)
Stock-based compensation			5,695			5,695		5,695
Restricted & performance shares released	2	—	(101)			(101)		(101)
Stock options exercised	29	1	931			932		932
Stock repurchases	(118)	(2)	(6,525)		(8,473)	(15,000)		(15,000)
BALANCE AT JUNE 27, 2021	54,071	$541	$—	$(102,401)	$1,294,260	$1,192,400	$95	$1,192,495

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended June 28, 2020 and June 27, 2021
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Net income					129,205	129,205	29	129,234
Other comprehensive loss				(17,148)		(17,148)	(6)	(17,154)
Distributions paid to noncontrolling interests						—	(69)	(69)
Cash dividends of $0.47 per common share					(25,590)	(25,590)		(25,590)
Stock-based compensation			13,494			13,494		13,494
Restricted & performance shares released	210	2	(11,145)			(11,143)		(11,143)
Stock options exercised	283	3	8,260			8,263		8,263
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,338)	(13)	(97,455)		(4,720)	(102,188)		(102,188)
BALANCE AT JUNE 28, 2020	53,888	$539	$—	$(177,732)	$1,170,087	$992,894	$132	$993,026

BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					149,856	149,856	44	149,900
Other comprehensive income				59,385		59,385	6	59,391
Distributions paid to noncontrolling interests						—	(9)	(9)
Cash dividends of $0.54 per common share					(29,241)	(29,241)		(29,241)
Stock-based compensation			16,261			16,261		16,261
Restricted & performance shares released	213	2	(17,591)			(17,589)		(17,589)
Stock options exercised	304	4	10,699			10,703		10,703
Shares issued for Employee Stock Purchase Plan	124	1	10,705			10,706		10,706
Stock repurchases	(367)	(4)	(20,074)		(24,922)	(45,000)		(45,000)
BALANCE AT JUNE 27, 2021	54,071	$541	$—	$(102,401)	$1,294,260	$1,192,400	$95	$1,192,495

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

2.                                   Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance, Accounting Standards Update ("ASU") 2016-13, related to the measurement of credit losses for certain financial assets. This guidance replaces the current incurred loss methodology with an expected credit loss methodology. It requires us to recognize an allowance equal to our current estimate of all contractual cash flows that we do not expect to collect. We adopted this guidance in the first quarter of fiscal 2021, and the adoption did not have a material impact on our consolidated financial statements. Our estimate considered relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the collectability of the reported amounts.

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

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands)
Client Sector:
U.S. state and local government	$135,717	$97,163	$390,464	$324,670
U.S. federal government (1)	265,999	243,414	799,560	731,977
U.S. commercial	153,100	168,491	454,607	510,770
International (2)	246,817	200,703	676,869	674,110
Total	$801,633	$709,771	$2,321,500	$2,241,527

Contract Type:
Fixed-price	$294,568	$275,810	$841,118	$802,477
Time-and-materials	379,705	309,123	1,082,143	1,047,900
Cost-plus	127,360	124,838	398,239	391,150
Total	$801,633	$709,771	$2,321,500	$2,241,527

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 27, 2021 and June 28, 2020.

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

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Contract assets (1)	$91,405	$92,632
Contract liabilities	(179,127)	(171,905)
Net contract liabilities	$(87,722)	$(79,273)

(1)     Includes $8.5 million and $12.3 million of contract retentions as of June 27, 2021 and September 27, 2020, respectively.

In the first nine months of fiscal 2021 and 2020, we recognized revenue of approximately $108 million and $106 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2020 and 2019, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $1.7 million and $2.8 million in the third quarter and first nine months of fiscal 2021, respectively, compared to a net unfavorable adjustment of $2.8 million in the first nine months of fiscal 2020 (all in the second quarter). Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of June 27, 2021 and September 27, 2020, our consolidated balance sheets included liabilities for anticipated losses of $8.0 million and $13.2 million, respectively. The estimated cost to complete these related contracts as of June 27, 2021 and September 27, 2020 was approximately $81 million and $118 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Billed	$431,613	$402,818
Unbilled	236,174	253,364
Total accounts receivable	667,787	656,182
Allowance for doubtful accounts	(3,394)	(7,147)
Total accounts receivable, net	$664,393	$649,035

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at June 27, 2021 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay. The $3.8 million decline in our allowance for doubtful accounts in the first nine months of fiscal 2021 primarily reflects the collection of accounts receivable we previously determined were likely uncollectible related to our Canadian turn-key pipeline activities that we decided to dispose of in the fourth quarter of fiscal 2019.

Total accounts receivable at June 27, 2021 and September 27, 2020 included approximately $11 million for each period (all in our Remediation Construction Management ("RCM") segment), related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.

We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first nine months of fiscal 2021 (all in the second quarter), we recognized increases to revenue and related gains of $2.8 million in our Commercial/

International Services Group ("CIG"). In the first nine months of fiscal 2020, we recorded net losses in operating income related to claims of $4.4 million in our CIG segment.

No single client accounted for more than 10% of our accounts receivable at June 27, 2021 and September 27, 2020.

Remaining Unsatisfied Performance Obligations (“RUPOs”)

Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.2 billion of RUPOs as of June 27, 2021. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPOs as of June 27, 2021 over the following periods:

Amount
(in thousands)
Within 12 months	$1,950,987
Beyond	1,280,146
Total	$3,231,133

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

4.            Acquisitions

In the second quarter of fiscal 2021, we acquired Coanda Research and Development Corporation ("CRD"), based in Burnaby, British Columbia. CRD provides world-class expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries and is part of our CIG segment.

In the third quarter of fiscal 2021, we acquired The Kaizen Company (“KZN”) and IBRA-RMAC Automation Solutions (“IRM”). KZN is based in Washington, DC and provides international development advisory and management consulting services offering a suite of innovative tools that support advanced solutions in health, education, governance, peace and stability, and sustainable economic growth. IRM is based in San Diego, California, and provides digital water transformation consulting services and an innovative suite of tools to address complex water system modernization challenges. Both KZN and IRM are part of our Government Services Group ("GSG") segment.

The total fair value of the purchase price of these three acquisitions completed during the first nine months of fiscal 2021 was $29.1 million. This amount was comprised of $18.9 million in initial cash payments made to the sellers, and $10.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $19.0 million, based upon the achievement of specified operating income targets in each of the three to four years following the acquisition.

We acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia and BlueWater Federal Solutions, Inc. ("BWF"), a leading information technology management consulting firm based in Chantilly, Virginia in the second and fourth quarters of fiscal 2020, respectively. SEG and BWF are both part of our GSG segment. The total fair value of the purchase price for these two acquisitions was $88.6 million. This amount was comprised of $71.4 million in initial cash payments made to the sellers, $0.7 million of payables related to estimated post-closing adjustments for net assets acquired, and $16.5 million for the estimated fair value of contingent earn-out obligations, with a maximum of $28.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisitions.

Goodwill additions resulting from the recent acquisitions of KZN, IRM and CRD are primarily attributable to the significant technical expertise residing in an embedded workforce that is sought out by clients, and the synergies expected to arise after the acquisitions. The fiscal 2020 goodwill additions represent the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud, and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

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

We evaluated our estimated fair value of contingent consideration liabilities for each individual acquisition on a quarterly basis, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. We also considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. The updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. During the first nine months of fiscal 2021 and 2020, we recorded adjustments to our contingent earn-out liabilities and reported a net gain in operating income of $0.2 million and $1.5 million, respectively (substantially all in the second quarters of fiscal 2021 and 2020).

At June 27, 2021, there was a total potential maximum of $68.2 million of outstanding contingent consideration related to acquisitions. Of this amount, $31.2 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption related to the COVID-19 pandemic is prolonged, we could have significant reductions in our contingent earn-out liabilities and related gains in our operating income in future periods.

Subsequent Event. On July 26, 2021, we acquired Hoare Lea, a leader in sustainable engineering design. Based in Bristol, United Kingdom, Hoare Lea was established in 1862 and is an award-winning high-end consultancy firm in the United Kingdom, with more than 900 employees, providing innovative solutions to complex engineering and design challenges for sustainable infrastructure and high performance buildings. Hoare Lea will be included in our CIG segment.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at September 27, 2020	$516,315	$477,183	$993,498
Acquisition activity	14,891	3,675	18,566
Translation	10,099	29,633	39,732
Balance at June 27, 2021	$541,305	$510,491	$1,051,796

Our goodwill balances reflect foreign currency translation adjustments related to our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $559.0 million and $534.0 million at June 27, 2021 and September 27, 2020, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $632.0 million and $598.7 million at June 27, 2021 and September 27, 2020, respectively, excluding accumulated impairment of $121.5 million for each period.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	June 27, 2021			September 27, 2020
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	($ in thousands)
Client relations	2.5	$48,444	$(42,587)	$60,775	$(53,392)
Backlog	0.7	32,292	(30,027)	37,682	(32,761)
Trade names	1.6	7,162	(6,124)	7,964	(6,325)
Total		$87,898	$(78,738)	$106,421	$(92,478)

Amortization expense for the three and nine months ended June 27, 2021 was $2.2 million and $7.8 million, respectively, compared to $2.6 million and $9.0 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2021 and succeeding years is as follows:

Amount
(in thousands)
2021	$2,093
2022	4,072
2023	2,138
2024	754
2025	103
Total	$9,160

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Equipment, furniture and fixtures	$98,289	$90,942
Leasehold improvements	36,280	34,569
Total property and equipment	134,569	125,511
Accumulated depreciation	(98,568)	(90,004)
Property and equipment, net	$36,001	$35,507

The depreciation expense related to property and equipment was $3.1 million and $9.0 million for the three and nine months ended June 27, 2021, respectively, compared to $3.7 million and $10.1 million for the prior-year periods.

7.                                     Stock Repurchase and Dividends

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first nine months of fiscal 2021, we repurchased and settled 368,177 shares with an average price of $122.22 per share for a total cost of $45.0 million in the open market. At June 27, 2021, we had a remaining balance of $162.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first nine months of fiscal 2021 and 2020:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
April 26, 2021	$0.20	May 12, 2021	May 28, 2021	10,831
Total dividend paid as of June 27, 2021				$29,241

November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,225
April 27, 2020	$0.17	May 13, 2020	May 29, 2020	9,175
Total dividend paid as of June 28, 2020				$25,590

Subsequent Event.  On July 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on September 3, 2021 to stockholders of record as of the close of business on August 20, 2021.

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

We adopted this new standard under the modified retrospective transition approach without adjusting comparative periods in the financial statements, as allowed under Leases (Topic 842), and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Our finance leases are primarily for certain information technology equipment and the related ROU and lease liabilities were immaterial, and included in "Other current liabilities" and "Other long-term liabilities" accordingly on our consolidated balance sheets at June 27, 2021 and September 27, 2020.

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

The components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands)
Operating lease cost	$22,423	$21,152	$67,132	$63,919
Sublease income	(21)	(573)	(81)	(1,688)
Other	—	18	—	54
Total lease cost	$22,402	$20,597	$67,051	$62,285

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands)
Operating cash flows for operating leases	$20,217	$18,634	$56,616	$60,138
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,672	$7,505	$43,394	$305,141

Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Operating leases:
Right-of-use assets	$213,236	$239,396

Lease liabilities:
Current	64,911	69,650
Long-term	173,080	191,955
Total operating lease liabilities	$237,991	$261,605

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.3%	2.5%

As of June 27, 2021, we do not have any material additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities is as follows:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
2021	$18,813	$75,074
2022	70,378	64,972
2023	49,755	44,733
2024	36,221	30,991
2025	26,810	21,466
Beyond	52,411	44,169
Total lease payments	254,388	281,405
Less: imputed interest	(16,397)	(19,800)
Total present value of lease liabilities	$237,991	$261,605

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 27, 2021 was $5.7 million and $16.3 million, respectively, compared to $4.1 million and $13.5 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2021, we awarded 57,542 performance share units (“PSUs”) (all in the first quarter) to our non-employee directors and executive officers at a fair value of $153.03 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 117,084 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $121.97 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$51,903	$45,497	$149,856	$129,205

Weighted-average common shares outstanding – basic	54,117	53,985	54,095	54,366
Effect of dilutive stock options and unvested restricted stock	549	707	603	795
Weighted-average common shares outstanding – diluted	54,666	54,692	54,698	55,161

Earnings per share attributable to Tetra Tech:
Basic	$0.96	$0.84	$2.77	$2.38
Diluted	$0.95	$0.83	$2.74	$2.34

11.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2021 and 2020 were 20.4% and 21.2%, respectively. Income tax expense was reduced by $8.7 million and $7.0 million of excess tax benefits on share-based payments in the first nine months of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first nine months fiscal 2021 and 2020 were 25.0% and 25.4%, respectively.

As of June 27, 2021 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $12.8 million and $9.7 million, respectively. These uncertain tax positions substantially relate to ongoing examinations, which are not likely to be resolved within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, manufacturing, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
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

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands)
Revenue
GSG	$488,700	$432,180	$1,431,151	$1,326,487
CIG	327,434	291,021	931,586	950,597
RCM	143	48	613	198
Elimination of inter-segment revenue	(14,644)	(13,478)	(41,850)	(35,755)
Total	$801,633	$709,771	$2,321,500	$2,241,527

Income from operations
GSG	$49,297	$43,100	$143,106	$120,495
CIG	34,017	28,848	89,886	82,156
RCM	—	(1)	1	—
Corporate (1)	(13,507)	(8,422)	(36,128)	(28,295)
Total	$69,807	$63,525	$196,865	$174,356

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Total Assets
GSG	$642,830	$649,417
CIG	470,009	479,238
RCM	11,760	14,258
Corporate (1)	1,386,322	1,235,645
Total	$2,510,921	$2,378,558

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020). The carrying value of our long-term debt approximated fair value at June 27, 2021 and September 27, 2020. At June 27, 2021, we had borrowings of $246.5 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of June 27, 2021, the notional principal of our outstanding interest swap agreements was $218.8 million ($43.8 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At June 27, 2021 and September 27, 2020, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(10.6) million and $(15.5) million, which were reported in "Other current liabilities" on our consolidated balance sheets. Additionally, the related gains of $1.5 million and $4.9 million for the three and nine months ended June 27, 2021, respectively, compared to related losses of $0.0 million and $5.7 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify $5.7 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first nine months of fiscal 2021.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and nine months ended June 27, 2021 and June 28, 2020 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at March 29, 2020	$(182,822)	$(16,569)	$(199,391)
Other comprehensive income before reclassifications	21,689	1,279	22,968
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,309)	(1,309)
Net current-period other comprehensive income (loss)	21,689	(30)	21,659
Balance at June 28, 2020	$(161,133)	$(16,599)	$(177,732)

Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)
Other comprehensive income before reclassifications	11,157	2,981	14,138
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,483)	(1,483)
Net current-period other comprehensive income	11,157	1,498	12,655
Balance at June 27, 2021	$(91,754)	$(10,647)	$(102,401)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at September 29, 2019	$(149,711)	$(10,873)	$(160,584)
Other comprehensive loss before reclassifications	(11,422)	(3,200)	(14,622)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(2,526)	(2,526)
Net current-period other comprehensive loss	(11,422)	(5,726)	(17,148)
Balance at June 28, 2020	$(161,133)	$(16,599)	$(177,732)

Balance at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive income before reclassifications	54,521	9,341	63,862
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(4,477)	(4,477)
Net current-period other comprehensive income	54,521	4,864	59,385
Balance at June 27, 2021	$(91,754)	$(10,647)	$(102,401)

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

17.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Revenue generated from the services we provided to unconsolidated joint ventures for the three and nine months of fiscal 2021 was $24.2 million and $69.8 million, respectively, compared to $19.0 million and $67.0 million for the same periods last year. Related reimbursable costs for the three and nine months of fiscal 2021 were $23.2 million and $67.2 million, respectively, compared to $18.4 million and $66.0 million for the same periods last year. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
Accounts receivable, net	$21,102	$20,884
Contract assets	4,669	3,261
Contract liabilities	2,709	478

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading global provider of consulting and engineering services that focuses on water, environment, sustainable infrastructure, renewable energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 55 years. Today, we are proud to be making a difference in people’s lives worldwide through broad consulting, engineering, and technology service offerings. We work on over 65,000 projects, in more than 100 countries on seven continents, with a talent force of 21,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning, and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business delivering value to customers and high performance to our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering, and technology solutions.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Client Sector
U.S. state and local government	16.9%	13.7%	16.8%	14.4%
U.S. federal government (1)	33.2	34.3	34.4	32.7
U.S. commercial	19.1	23.7	19.6	22.8
International (2)	30.8	28.3	29.2	30.1
Total	100.0%	100.0%	100.0%	100.0%

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

Commercial/International Services Group (“CIG”).  CIG primarily provides consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, manufacturing, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Reportable Segment
GSG	61.0%	60.9%	61.7%	59.2%
CIG	40.8	41.0	40.1	42.4
Inter-segment elimination	(1.8)	(1.9)	(1.8)	(1.6)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Contract Type
Fixed-price	36.7%	38.9%	36.2%	35.8%
Time-and-materials	47.4	43.5	46.6	46.7
Cost-plus	15.9	17.6	17.2	17.5
Total	100.0%	100.0%	100.0%	100.0%

Under fixed-price contracts, clients agree to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs plus fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our cost control. We recognize revenue from contracts using the cost-to-cost measure of progress method to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. As the coronavirus disease 2019 ("COVID-19") spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed have allowed our staff to support clients and projects remotely without interruption. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the challenges of COVID-19, with the commitment of our 21,000 staff supported by technological innovation. Our government business, which represents approximately 60% of our revenue, has been stable, while our commercial business experienced relatively more impact. Much of our commercial business has continued due to regulatory drivers, but we have seen project delays in the industrial sectors. Our diversified end-markets have allowed us to redeploy staff to areas of uninterrupted or increased demand, and we have made decisions to align our cost structures with our clients' projects. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.

In the first nine months of fiscal 2021, revenue increased 3.6% compared to the prior-year period. Our revenue includes contributions from acquisitions that did not contribute to our revenue in the first nine months of fiscal 2020. Our year-over-year revenue comparisons were also impacted by the decision to dispose of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and the subsequent wind-down of those activities in fiscal 2020, which included the disposal of related equipment.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 20.3% in the first nine months of fiscal 2021 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Our disaster response activities also increased compared to the first nine months of fiscal 2020. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of this fiscal year. The risk of further budgetary constraints to our clients is mitigated with the passage of the American Rescue Plan Act of 2021, signed into law on March 11, 2021, which provides financial support for state and local governments.

U.S. Federal Government.  Our U.S. federal government revenue increased 9.2% in the first nine months of fiscal 2021 compared to the prior-year period. This increase includes the contributions from acquisitions, which did not have comparable revenue in the first nine months of fiscal 2020. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow for the remainder of fiscal 2021 due to continued increased federal advanced analytics activity. However, U.S. federal spending amounts and priorities could change significantly from our current expectations, which could have a significant positive or negative impact on our fiscal 2021 revenue.

U.S. Commercial.  Our U.S. commercial revenue decreased 11.0% in the first nine months of fiscal 2021 compared to the same period last year. The decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect our U.S. commercial revenue to grow for the remainder of fiscal 2021 with higher revenue from renewable energy and environmental programs; however, if conditions due to the COVID-19 pandemic worsen or are prolonged, it could have a negative impact on our revenue for the remainder of the fiscal year.

International.  Our international revenue increased 0.4% in the first nine months of fiscal 2021 compared to the prior-year period. Excluding the contribution from a fiscal 2021 acquisition and the impact of the aforementioned prior-year disposal of our Canadian turn-key pipeline activities, our international revenue increased 1.1% in the first nine months of fiscal 2021 compared to the same period last year. The revenue growth primarily reflects increased infrastructure activity in Canada and fewer restrictions related to the COVID-19 pandemic in the third quarter of fiscal 2021. We currently expect our overall international government work to grow for the remainder of fiscal 2021.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 27, 2021	June 28, 2020	Change		June 27, 2021	June 28, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$801,633	$709,771	$91,862	12.9%	$2,321,500	$2,241,527	$79,973	3.6%
Subcontractor costs	(163,590)	(149,494)	(14,096)	(9.4)	(478,461)	(482,768)	4,307	0.9
Revenue, net of subcontractor costs (1)	638,043	560,277	77,766	13.9	1,843,039	1,758,759	84,280	4.8
Other costs of revenue	(512,347)	(445,880)	(66,467)	(14.9)	(1,488,549)	(1,437,625)	(50,924)	(3.5)
Gross profit	125,696	114,397	11,299	9.9	354,490	321,134	33,356	10.4
Selling, general and administrative expenses	(55,859)	(50,822)	(5,037)	(9.9)	(157,788)	(148,299)	(9,489)	(6.4)
Contingent consideration - fair value adjustments	(30)	(50)	20	40.0	163	1,521	(1,358)	(89.3)
Income from operations	69,807	63,525	6,282	9.9	196,865	174,356	22,509	12.9
Interest expense	(2,737)	(3,564)	827	23.2	(8,585)	(10,412)	1,827	17.5
Income before income tax expense	67,070	59,961	7,109	11.9	188,280	163,944	24,336	14.8
Income tax expense	(15,146)	(14,458)	(688)	(4.8)	(38,380)	(34,710)	(3,670)	(10.6)
Net income	51,924	45,503	6,421	14.1	149,900	129,234	20,666	16.0
Net income attributable to noncontrolling interests	(21)	(6)	(15)	(250.0)	(44)	(29)	(15)	51.7
Net income attributable to Tetra Tech	$51,903	$45,497	$6,406	14.1	$149,856	$129,205	$20,651	16.0
Diluted earnings per share	$0.95	$0.83	$0.12	14.5%	$2.74	$2.34	$0.40	17.1%

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

In the third quarter of fiscal 2021, revenue and revenue, net of subcontractor costs, increased $91.9 million, or 12.9%, and $77.8 million, or 13.9%, respectively, compared to the year-ago quarter. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue grew $67.2 million, or 9.5%, respectively, compared to the third quarter of fiscal 2020. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $56.5 million, or 13.1%, and $36.7 million, or 11.5%, respectively, in the third quarter of fiscal 2021 compared to last year's third quarter. Our CIG segment's revenue and revenue, net of subcontractor costs, increased $36.4 million, or 12.5%, and $41.0 million, or 17.0%, respectively, in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020.

In the first nine months of fiscal 2021, revenue and revenue, net of subcontractor costs, increased $80.0 million, or 3.6%, and increased $84.3 million, or 4.8%, respectively, compared to the prior-year period. Excluding the net contributions from the aforementioned acquisitions/disposal, our revenue for the first nine months of fiscal 2021 was comparable to the prior-year period. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $104.7 million, or 7.9%, and $78.0 million, or 8.0%, respectively, in the first nine months of fiscal 2021 compared to the same period last year. Our CIG segment's revenue decreased $19.0 million, or 2.0%, and revenue, net of subcontractor costs, increased $5.7 million, or 0.7% in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. Our quarterly and year-to-date results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude gains on non-core dispositions, earn-out adjustments, COVID-19 impact and RCM results. The gains on non-core dispositions in the third quarter and first nine months of fiscal 2020 relate to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The effective tax rate applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 24.3% in the first nine months of fiscal 2020. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients, and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all 450 of our global offices to remain operational supporting our programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security, and sanitizing of our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Although the charges were recognized in the second quarter of fiscal 2020, substantially all of these costs were paid in cash in the third quarter of fiscal 2020.

	Three Months Ended				Nine Months Ended
	June 27, 2021	June 28, 2020	Change		June 27, 2021	June 28, 2020	Change
			$	%			$	%
	($ in thousands)
Income from operations	$69,807	$63,525	$6,282	9.9%	$196,865	$174,356	$22,509	12.9%
RCM	—	1	(1)	NM	(1)	—	(1)	NM
Non-core dispositions	—	(4,494)	4,494	NM	—	(7,478)	7,478	NM
Earn-out adjustments	—	550	(550)	NM	—	(421)	421	NM
COVID-19	—	—	—	NM	—	8,233	(8,233)	NM
Adjusted income from operations (1)	$69,807	$59,582	$10,225	17.2%	$196,864	$174,690	$22,174	12.7%

EPS	$0.95	$0.83	$0.12	14.5%	$2.74	$2.34	$0.40	17.1%
Non-core dispositions	—	(0.06)	0.06	NM	—	(0.10)	0.10	NM
Earn-out adjustments	—	0.01	(0.01)	NM	—	(0.01)	0.01	NM
COVID-19	—		—	NM	—	0.11	(0.11)	NM
Adjusted EPS (1)	$0.95	$0.78	$0.17	21.8%	$2.74	$2.34	$0.40	17.1%

NM = not meaningful
(1) Non-GAAP financial measure

Our operating income increased $6.3 million and $22.5 million in the third quarter and first nine months of fiscal 2021, respectively, compared to fiscal 2020 periods. Our GSG segment's operating income increased $6.2 million and $22.6 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the prior-year periods. These results are described below under "Government Services Group." Our CIG segment's operating income increased $5.2 million and $7.7 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the year-ago periods. These results are described below under "Commercial/International Services Group."

Our net interest expense decreased $0.8 million and $1.8 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the prior-year periods. The decreases primarily reflect reduced borrowings.

Our income tax expense increased $0.7 million and $3.7 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the same periods last year due to increased pre-tax income. Our effective tax rates for the first nine months of fiscal 2021 and 2020 were 20.4% and 21.2%, respectively. Income tax expense was reduced by $8.7 million and $7.0 million of excess tax benefits on share-based payments in the nine months of fiscal 2021 and 2020, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first nine months of fiscal 2021 and 2020 were 25.0% and 25.4%, respectively.

Our EPS was $0.95 and $2.74 in the third quarter and first nine months of fiscal 2021, compared to $0.83 and $2.34 in the prior-year periods, respectively. On the same basis as our adjusted operating income, EPS was $0.95 and $2.74 in the third quarter and first nine months of fiscal 2021, compared to $0.78 and $2.34 in fiscal 2020 periods, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	June 27, 2021	June 28, 2020	Change		June 27, 2021	June 28, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$488,700	$432,180	$56,520	13.1%	$1,431,151	$1,326,487	$104,664	7.9%
Subcontractor costs	(132,751)	(112,946)	(19,805)	(17.5)	(383,198)	(356,505)	(26,693)	(7.5)
Revenue, net of subcontractor costs	$355,949	$319,234	$36,715	11.5	$1,047,953	$969,982	$77,971	8.0

Income from operations	$49,297	$43,100	$6,197	14.4%	$143,106	$120,495	$22,611	18.8%

Revenue and revenue, net of subcontractor costs, increased $56.5 million, or 13.1%, and $36.7 million, or 11.5%, respectively, in the third quarter of fiscal 2021 compared to the year-ago quarter. For the first nine months of fiscal 2021, revenue and revenue, net of subcontractor costs, increased $104.7 million, or 7.9%, and $78.0 million, or 8.0%, respectively, compared to the prior-year period. These increases reflect higher U.S. state and local government activities related to water and environmental programs, and disaster response. Additionally, the increases also reflect contributions from the aforementioned acquisitions.

Operating income increased $6.2 million and $22.6 million in the third quarter and first nine months of fiscal 2021, respectively, compared to the prior-year periods, reflecting the higher revenue. In addition, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.7% in the first nine months of fiscal 2021 compared to 12.4% in the same period last year. Excluding the COVID-19 charges, our operating margin was 12.6% in the first nine months of fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Commercial/International Services Group

	Three Months Ended				Nine Months Ended
	June 27, 2021	June 28, 2020	Change		June 27, 2021	June 28, 2020	Change
			$	%			$	%
	($ in thousands)
Revenue	$327,434	$291,021	$36,413	12.5%	$931,586	$950,597	$(19,011)	(2.0)%
Subcontractor costs	(45,393)	(49,983)	4,590	9.2	(137,088)	(161,797)	24,709	15.3
Revenue, net of subcontractor costs	$282,041	$241,038	$41,003	17.0	$794,498	$788,800	$5,698	0.7

Income from operations	$34,017	$28,848	$5,169	17.9%	$89,886	$82,156	$7,730	9.4%

Revenue and revenue, net of subcontractor costs, increased $36.4 million, or 12.5%, and $41.0 million, or 17.0%, respectively, in the third quarter of fiscal 2021 compared to the prior-year quarter. For the first nine months of fiscal 2021, revenue and revenue, net of subcontractor costs, decreased $19.0 million, or 2.0%, and increased $5.7 million, or 0.7%, respectively, compared to the year-ago period. Excluding the impact of the disposal of our Canadian turn-key pipeline activities, revenue increased 11.8% and decreased 1.5% in the third quarter and first nine months of fiscal 2021, respectively, compared to fiscal 2020 periods. Revenue growth in the third quarter of fiscal 2021 reflects increased infrastructure activity in Canada and fewer restrictions related to the COVID-19 pandemic in the third quarter of fiscal 2021. The decline in the first nine months of fiscal 2021 was primarily due to the adverse impact of the COVID-19 pandemic during the first half of fiscal 2021 compared to the first half of fiscal 2020.

Operating income increased $5.2 million and $7.7 million in the third quarter and first nine months of fiscal 2021, respectively, compared to fiscal 2020 periods. In the second quarter of fiscal 2020, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic. Additionally, operating income in the third quarter and first nine months of fiscal 2021 included gains of $2.0 million compared to gains in the same periods of fiscal 2020 of $4.5 million and $7.5 million, respectively, related to the disposition of our Canadian pipeline activities. Excluding these COVID-19 charges and disposition gains, operating income increased $7.7 million and $6.6 million in the third quarter and first nine months of fiscal 2021, respectively, compared to fiscal 2020 periods. Our operating margin, based on revenue, net of subcontractor costs, improved to 11.3% in the first nine months of fiscal 2021 compared to 10.4% in the same period last year. Excluding the COVID-19 charges and disposition gains, our operating margin was 11.1% in the first nine months of fiscal 2021 compared to 10.3% in the same period last year. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Remediation and Construction Management

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
			$			$
	($ in thousands)
Revenue	$143	$48	$95	$613	$198	$415
Subcontractor costs	(90)	(43)	(47)	(25)	(221)	196
Revenue, net of subcontractor costs	$53	$5	$48	$588	$(23)	$611

Income (loss) from operations	$—	$(1)	$1	$1	$—	$1

RCM's projects were substantially complete at the end of fiscal 2018. There were no significant operating activities in RCM for the third quarter and first nine months of fiscal 2021 and 2020.

Backlog

The following table provides a reconciliation between remaining unsatisfied performance obligations ("RUPOs") and backlog:

	Balance at
	June 27, 2021	September 27, 2020
	(in thousands)
RUPOs	$3,231,133	$3,218,973
Items impacting comparability:
Contract term	18,775	20,312
Backlog	$3,249,908	$3,239,285

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

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of June 27, 2021, we had $234.3 million of cash and cash equivalents and access to an additional $721 million of borrowings available under our credit facility. During the first nine months of fiscal 2021, we generated $226.5 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first nine months of fiscal 2021, we repurchased and settled 368,177 shares with an average price of $122.22 per share for a total cost of $45.0 million in the open market. At June 27, 2021, we had a remaining balance of $162.8 million under our stock repurchase program.

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

Subsequent Event.  On July 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on September 3, 2021 to stockholders of record as of the close of business on August 20, 2021.

Cash Equivalents and Restricted Cash.  As of June 27, 2021, cash equivalents and restricted cash were $234.3 million, an increase of $76.8 million compared to the fiscal 2020 year-end. The increase was due to net cash provided by operating activities, partially offset by net repayments of long-term debt, stock repurchases, as well as payments for business acquisitions and contingent earn-out payments.

Operating Activities.  For the first nine months of fiscal 2021, net cash provided by operating activities was $226.5 million, an increase of $32.0 million compared to the prior-year period. The increase primarily reflects an increase in earnings adjusted for non-cash items of $23.8 million and improved working capital in the first nine months of fiscal 2021 compared to the same period last year.

Investing Activities.  For the first nine months of fiscal 2021, net cash used in investing activities was $23.1 million, an increase of $2.4 million compared to the year-ago period. The increase was due to the proceeds from sales of equipment related to the disposal of our Canadian turn-key pipeline activities in the fiscal 2020 period, partially offset by lower payments for business acquisitions in the current year period compared to the prior-year period.

Financing Activities.  For the first nine months of fiscal 2021, net cash used in financing activities was $137.5 million, a decrease of $15.1 million compared to the fiscal 2020 period. The decrease was due to decreased stock repurchases and payments of contingent earn-outs compared to the prior-year period. This change was partially offset by a net increase of repayments of debt compared to the year-ago period.

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

As of June 27, 2021, we had $246.5 million. in outstanding borrowings under the Amended Credit Agreement, which was comprised of $218.8 million under the Term Loan Facility and $27.7 million outstanding under the Amended Revolving Credit Facility at a year-to-date weighted-average interest rate of 1.28% per annum. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our average effective weighted-average interest rate on borrowings outstanding during the nine months ended June 27, 2021 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.28%. At June 27, 2021, we had $421.0 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At June 27, 2021, we were in compliance with these covenants with a consolidated leverage ratio of 0.98x and a consolidated interest coverage ratio of 25.08x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At June 27, 2021, there was $2.5 million outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $55.3 million. As of June 27, 2021, we had bank overdrafts of $3.6 million related to our U.S. and U.K. disbursement bank accounts. This balance is reported in the "Current portion of long-term debt and other short-term borrowings" on our consolidated balance sheet as of June 27, 2021. The change in bank overdraft balance is classified as cash flows from financing activities on our consolidated statements of cash flows as we believe these overdrafts to be a form of short-term financing from the bank due to our ability to fund the overdraft with the overdraft protection on the bank accounts or our other credit facilities if needed.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2021:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 9, 2020	$0.17	November 30, 2020	$9,198	December 11, 2020
January 25, 2021	$0.17	February 10, 2021	$9,212	February 26, 2021
April 26, 2021	$0.20	May 12, 2021	$10,831	May 28, 2021
July 26, 2021	$0.20	August 20, 2021	N/A	September 3, 2021

Income Taxes

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is likely that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months (including as soon as the fourth quarter of fiscal 2021), particularly in the United Kingdom where we have a valuation allowance of approximately $12.5 million primarily related to the realizability of net operating loss carry-forwards.

As of June 27, 2021 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $12.8 million and $9.7 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 27, 2021, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $55.3 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At June 27, 2021, we had borrowings outstanding under the Credit Agreement of $246.5 million at a year-to-date weighted-average interest rate of 1.28% per annum.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of June 27, 2021, the notional principal of our outstanding interest swap agreements was $218.8 million ($43.8 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at June 27, 2021, was 3.28%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first nine months of fiscal 2021 and 2020, we reported $1.8 million of foreign currency loss and $0.2 million of foreign currency gain, respectively, in “Selling, general and administrative expenses” on our consolidated statements of income.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2021 and 2020, 29.2% and 30.1% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2021, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $54.5 million compared to a decrease in equity of $11.4 million in the first nine months of fiscal 2020. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of June 27, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2020, the Board of Directors authorized a new $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In the first nine months of fiscal 2021, we repurchased and settled 368,177 shares with an average price of $122.22 per share for a total cost of $45.0 million in the open market. At June 27, 2021, we had a remaining balance of $162.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first nine months of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 28, 2020 - October 25, 2020	45,574	$102.67	45,574	$203,134
October 26, 2020 - November 22, 2020	46,975	110.67	46,975	197,935
November 23, 2020 - December 27, 2020	42,864	119.50	42,864	192,813
December 28, 2020 - January 24, 2021	33,790	125.46	33,790	188,574
January 25, 2021 - February 21, 2021	37,992	132.50	37,992	183,540
February 22, 2021 - March 28, 2021	42,519	134.69	42,519	177,813
March 29, 2021 - April 25, 2021	32,405	136.36	32,405	173,394
April 26, 2021 - May 23, 2021	41,534	125.17	41,534	168,195
May 24, 2021 - June 27, 2021	44,524	120.88	44,524	162,813

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 27, 2021, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2021	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)