Form 10-K
period 2021-10-03
TETRA TECH INC
filed 2021-11-24
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2021

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on March 28, 2021, was $7.1 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 12, 2021, 53,885,546 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
PART I
Item 1.    Business
General
Tetra Tech, Inc. ("Tetra Tech") is a leading global provider of high-end consulting and engineering services that focuses on water, environment, sustainable infrastructure, renewable energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water for 18 years in a row. In 2021, we were also ranked #1 in environmental management, hydro plants, water treatment/desalination, water treatment/supply, and wind power. ENR also ranked Tetra Tech in the top 10 in numerous categories, including dams and reservoirs, solid waste, environmental science, chemical and soil remediation, green building design, hazardous waste, solar power, and site assessment and compliance.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering, and technology service offerings. In fiscal 2021, we worked on over 70,000 projects, in more than 100 countries on seven continents, with a talent force of 21,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning, and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable, and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
By combining ingenuity and practical experience, we have helped to advance sustainability by managing water, protecting the environment, providing renewable energy, and engineering green solutions for our cities and communities. Our mission is to be the world's leading consulting and engineering firm solving global challenges in water and the environment that make a positive difference in people's lives worldwide.
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

We have a strong project management culture that enables us to deliver on more than 70,000 projects in a fiscal year. We maintain a strong emphasis on project management at all levels of the organization. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing, and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.
We have built a broad client and contract base by proactively understanding our clients' priorities and demonstrating a long track record of successful performance that results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in more than 100 countries, helping our clients address complex water, environment, renewable energy, and related sustainable infrastructure needs.
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
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company. Our high-end teams connect interdisciplinary experts from across our company's 21,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers, and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
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
Leading with Science® also means fully leveraging the collective expertise provided by our global talent force of 21,000 associates. We actively share information, ideas, and resources across our global operations through our network structure, guided subject matter teams, and project team building. Our annual Tech 1000 event engages Tetra Tech experts world-wide to solve client challenges and identify the best ideas for further development. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media, and social media across our global operations.
Reportable Segments
In fiscal 2021, we managed our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. These reportable segments allow us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand. We continued to report the historical results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. There has been no remaining backlog for RCM since fiscal 2018 as the projects were complete. The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2021	2020	2019
GSG	60.5%	59.4%	58.6%
CIG	41.2	42.3	43.1
Inter-segment elimination	(1.7)	(1.7)	(1.7)
	100.0%	100.0%	100.0%
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
GSG provides consulting and engineering services for a broad range of water, environment, and infrastructure-related needs primarily for U.S. government clients. The primary GSG markets include water resources analysis and water management, environmental monitoring, data analytics, government consulting, waste management, and a broad range of civil infrastructure master planning and engineering design for facilities, transportation, and local development projects. GSG's services span from early data collection and monitoring, to data analysis and information management, to science and engineering applied research, to engineering design, to project management, and operations and maintenance.
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies, and manage assets. Our services advance sustainability and resiliency through the "greening" of infrastructure, design of energy efficiency and resource conservation programs, innovation in the capture and sequestration of carbon, development of disaster preparedness and response plans, and improvement in water and land resource management practices. We provide climate change and energy management consulting, and greenhouse gas ("GHG") inventory assessment, certification, reduction, and management services. GSG also provides planning, architectural, and sustainable engineering services for U.S. federal, state and local government facilities. We support government agencies with related sustainable infrastructure needs, asset management for military housing and educational, institutional, and research facilities.
Many government organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure, and demand for new and more resilient infrastructure. Our integrated water management services support government agencies responsible for managing water supplies, wastewater treatment, storm water management, and flood protection. We help our clients develop more resilient water supplies and more sustainable management of water resources, while addressing a wide range of local and national government requirements and policies. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are increasing concerns over the reliability of water supplies, the need to protect coastal areas, and flood mitigation and adaptation in metropolitan areas. We provide smart water infrastructure solutions that integrate water modeling, instrumentation and controls, and real-time controls to create flexible water systems that respond to changing conditions, optimize use of existing infrastructure, and provide clients with the ability to more efficiently monitor and manage their water infrastructure. We provide operational technology for secure management of water treatment and wastewater systems, including cybersecurity assessments and digital twin solutions.
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
GSG provides a wide range of consulting and engineering services for solid waste management, including landfill design and management and recycling facility design, throughout the United States; providing design, project management, and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, containment, mining, utilities, aquaculture, and other industrial clients; as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.
We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems, and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment, and water programs. We use our Tt I-Hub to demonstrate and test technology solutions to facilitate rapid deployment by our clients. We provide technical support for the Federal Aviation Administration ("FAA") to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach, and systems development; and providing systems analysis and information management.
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
CIG provides consulting and engineering services worldwide for a broad range of water, environment, and sustainable infrastructure-related needs in both developed and emerging economies. The primary markets for CIG's services include natural resources, energy, and utilities, as well as sustainable infrastructure master planning and engineering design for facilities, transportation, and local development projects. CIG's services span from early data collection and monitoring to data analysis and information management, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to project management, and operations and maintenance.
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
CIG provides planning, architectural and sustainable engineering services for commercial and government facilities. We provide high-end design of sustainable energy, water, and GHG efficient solutions including civil, electrical, mechanical, structural, and hydraulic engineering for buildings and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting, and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as data centers, security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities, and disaster preparedness facilities.
CIG's international services, especially in Canada and Asia-Pacific, include high-end analytical, engineering, architecture, geotechnical, and project management services for infrastructure projects, including rail and roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-modal design services for commuter railway stations, airport expansions, bridges and major highways, and ports and harbors; and designing resilient solutions to repair, replace, and upgrade older transportation infrastructure.
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
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, project management, and operational services, and advising on the design and implementation of smart grids, both domestically and internationally, including increasing utility automation, information and operational technologies, and critical infrastructure security. For utilities and governmental regulatory agencies, our services include policy and regulatory development, utility management, performance improvement, asset management and evaluation, and transaction support services. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, and hydropower, and conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, our services include environmental, electrical, mechanical and civil engineering, procurement, operations and maintenance, and regulatory support for all project phases.
CIG supports industrial clients globally. Our services include environmental permitting support, siting studies, strategic planning and analyses; design of site civil works; water management; biological and cultural assessments, and site investigations; and hazardous waste site remediation.
CIG also provides environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, remediating, and restoring contaminated facilities at military locations in the U.S. and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use; constructing state-of-the-art water treatment plants for U.S. commercial clients; and supporting utilities in the U.S. in implementing infrastructure needs.
Remediation and Construction Management
We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment in fiscal 2021. As of October 3, 2021, there was no remaining backlog for RCM as the projects were complete.
Project Examples
Project examples are provided on our company website located at tetratech.com, including expert interviews, in-depth articles, and project profiles that demonstrate our services across water, environment, sustainable infrastructure, renewable energy, and international development.
Fiscal 2022 Reportable Segments
On the first day of fiscal 2022, we created a new High Performance Buildings division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment with annual revenue of approximately $170 million to our CIG reportable segment. Beginning in the first quarter of fiscal 2022, our segment reporting will reflect this transfer and our historical comparisons will be revised to be consistent with the fiscal 2022 presentation.
Clients
We provide services to a diverse base of U.S. state and local government, U.S. federal government, U.S. commercial, and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2021	2020	2019
U.S. state and local government	16.7%	14.7%	18.9%
U.S. federal government (1)	33.6	33.2	30.3
U.S. commercial	19.9	22.5	23.1
International (2)	29.8	29.6	27.7
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

U.S. federal government agencies are significant clients. The U.S. Agency for International Development ("USAID") accounted for 11.7%, 12.2% and 12.4% of our revenue in fiscal 2021, 2020 and 2019, respectively. The Department of Defense ("DoD") accounted for 11.2%, 9.2% and 7.9% of our revenue in fiscal 2021, 2020 and 2019, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. Our international clients are primarily focused in Canada, Australia, and the United Kingdom and consist of a relatively equal sized mix of government and commercial clients. Our U.S. commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum, and communications industries. No single client, except for U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2021.
Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2021	2020	2019
Fixed-price	37.1%	36.0%	33.7%
Time-and-materials	46.4	46.5	48.6
Cost-plus	16.5	17.5	17.7
	100.0%	100.0%	100.0%
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
Growth Strategy
Our management team establishes Tetra Tech's overall business strategy. Our strategic plan defines and guides our investment in marketing and business development to leverage our differentiators and target priority programs and growth markets. We maintain centralized business development resources to develop our corporate branding and marketing materials, support proposal preparation and planning, conduct market research, and manage promotional and professional activities, including appearances at trade shows, advertising, and public relations.
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
Business development activities are implemented by our technical and professional management staff throughout Tetra Tech with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of our clients' needs and the effect of client-specific issues, local laws and regulations, and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations; and present seminars on research and technical applications. Essential to the effective development of business is each staff member's access to all of our service offerings through our internal Tetra Tech Delta and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Networking is further supported by our enterprise-wide knowledge management systems which include skills search tools, business development tracking, and collaboration tools.
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
Our strategic growth plans are augmented by our selective investment in acquisitions aligned with our business. Acquisitions enhance plans to add new technologies, broaden our service offerings, add contract capacity and expand our geographic presence. Our long-established experience in identifying and integrating acquisitions strengthens our ability to integrate and rapidly leverage the resources of the acquired companies post-acquisition.
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
Our Sustainability Program enhances our commitment by focusing on the environmental, social, and governance impact of our business via four primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; Processes – the internal policies and processes that promote sustainable practices, reduce costs, and minimize environmental impacts; and People – the 21,000 staff at Tetra Tech and our partners, clients, and communities worldwide. In addition, our program is based on the Global Reporting Initiative ("GRI") Sustainability Report Framework, the internationally accepted sustainability reporting protocol for corporate sustainability plans, which includes three fundamental areas: environmental, economic, and governance.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by executive management and is supported by other key corporate and operations representatives via our Sustainability Council. We have established a clear set of metrics to evaluate our progress toward our corporate sustainability goals. Each metric corresponds with one or more performance indicators from GRI and include the following categories: environmental (greenhouse gas emissions), economic, health and safety, information technology, human resources, and real estate. We continuously implement sustainability-related policies and practices and assess the results of our efforts in order to improve upon them in the future. Most important to our program is the recognition of the significant environmental, social, and governance impacts of Tetra Tech's projects. Our executive management team reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. In 2021, we initiated a commitment to develop Science Based Targets as part of our tracking and execution of our Sustainability Program. We also announced a new and expanded commitment to sustainability for the next decade with a goal to be Climate Positive & Carbon Negative by 2030. Working with our clients, we will continue to advance the science of sustainability, and thereby magnify the scale of our climate-positive impact on the world. As part of the UNGC, we fulfill the annual Communication on Progress via Tetra Tech's Sustainability Report Card that is published on Earth Day. Tetra Tech also participates in the Dow Jones Sustainability Index Corporate Sustainability Assessment.
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
We view acquisitions as a key component in the execution of our growth strategy, and we intend to use cash, debt or equity, as we deem appropriate, to fund acquisitions. We may acquire other businesses that we believe are synergistic and will ultimately increase our revenue and net income, strengthen our ability to achieve our strategic goals, provide critical mass with existing clients, and further expand our lines of service. We typically pay a purchase price that results in the recognition of goodwill, generally representing the intangible value of a successful business with an assembled workforce specialized in our areas of interest. Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not have a material adverse effect on our financial position, results of operations, or cash flows. All acquisitions require the approval of our Board of Directors. For detailed information regarding acquisitions, see Note 5, "Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.
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
We perform a broad spectrum of consulting, engineering, and technical services across the water, environment, sustainable infrastructure, renewable energy, and international development markets. Our client base includes U.S. federal government agencies such as USAID, the DoD, the U.S. Department of State, the U.S. Department of Energy ("DOE"), the U.S. Environmental Protection Agency ("EPA"), and the FAA; U.S. state and local government agencies; government and commercial clients in Canada, Australia, and the United Kingdom; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work, and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in certain markets, price could become an increasingly important factor.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately two-thirds of our backlog at the end of fiscal 2021 will be recognized as revenue in fiscal 2022, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Our backlog at fiscal 2021 year-end was $3.5 billion, an increase of $241.0 million, or 7.4%, compared to fiscal 2020 year-end. Of this amount, GSG and CIG reported $2.3 billion and $1.2 billion of backlog, respectively, at fiscal 2021 year-end.
Regulations
We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations, and other regulations and requirements imposed by the specific government agencies with which we conduct business.
Environmental. A significant portion of our business involves the planning, design, and program management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste sites, U.S. Superfund sites, and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials. These activities require us to manage, handle, remove, treat, transport, and dispose of toxic or hazardous substances.
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
In addition, services provided to the DoD and U.S. federal civil agencies are monitored by the Defense Contract Management Agency and audited by the DCAA. Our government clients can also terminate any of their contracts, and many of our government contracts are subject to renewal or extension annually. Further, the services we provide to state and local government clients are subject to various government rules and regulations.
Seasonality
We experience seasonal trends in our business. Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving (in the U.S. and Canada), Christmas and New Year's holidays. Many of our clients' employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.
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
Human Capital Management
Employees. At fiscal 2021 year-end, we had approximately 21,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, software engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Health and Safety. Tetra Tech is committed to providing and maintaining a healthy and safe work environment for our associates. We provide training to all associates to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary, and/or harassing, and provide safe avenues for associates to report such behaviors.
Diversity, Equity and Inclusion. Tetra Tech brings together engineers and technical specialists from all backgrounds to solve our clients' most challenging problems. Our Diversity, Equity and Inclusion Policy guides the Board of Directors, management, associates, subcontractors, and partners in developing an inclusive culture. Our Diversity, Equity and Inclusion Council monitors Tetra Tech's diversity, equity and inclusion practices and makes recommendations to the Board of Directors and Chief Executive Officer for any changes or improvements to our program.
Tetra Tech values diversity, equity and inclusion and undertakes various efforts throughout its operations to promote these initiatives. Our current efforts are focused on these primary areas:

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
As part of Tetra Tech's commitment to a culture of inclusion, our Employee Resource Group ("ERG") Program broadens and enhances company-wide interaction opportunities for our employees. Our ERG is open to all and involves activities for both employees whose background is the focus of the ERG and those who are supportive of the group (also known as allies). These global networks build on and coordinate with the many local networks that are already active throughout our operations and include groups focused on the experiences of Black, Latino, Pan-Asian, Women, Veterans, and LGBTQIA+ employees.
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
•Tech 1000 Challenge. The Tech 1000 Challenge is a competition to create the most innovative, technology focused solution to a real client challenge. The event brings together employees from around the world to team up and vie for the technology solutions that address our clients' needs. Participants from across our markets form teams to focus on client needs, receive briefings on our Tetra Tech Delta technologies from their peers, and hone their skills in designing strategies and pitching client solutions.
•Project Excellence Program. Tetra Tech develops Project Managers who are world class in their abilities and performance. The program is led by our Chief Engineer and involves extensive training on how to effectively manage all components of a project.
•Fearless Entrepreneur Program. Through this program, Tetra Tech develops client-oriented, business-minded professionals who are driven to understand and meet the needs of our clients. Developing professionals are challenged and mentored through a process of building client relationships. Participants take part in group discussions in a classroom setting and then are required to implement learned strategies with actual and potential clients.
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

Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 24, 2021:

Name	Age	Position
Dan L. Batrack	63	Chairman and Chief Executive Officer

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

Leslie L. Shoemaker	64	President
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

Steven M. Burdick	57	Executive Vice President, Chief Financial Officer
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

Name	Age	Position
Derek G. Amidon	54	Senior Vice President, President of CIG and the Client Account Management Division of CIG
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

Roger R. Argus	60	Senior Vice President, President of GSG and the U.S. Government Division of GSG
Mr. Argus is a chemical engineer with 36 years of experience, including 28 years with us in operational leadership, program and project management, and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology, and disaster management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., Navy, the U.S. Army Corps of Engineers ("USACE"), and the EPA), state and municipal agencies, and private clients nationwide. The scope of his technical experience includes planning and directing environmental programs, developing data acquisition, management and analytics solutions, fund research and development support for innovative environmental technologies and waste treatment systems, municipal resiliency, and sustainability programs. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

William R. Brownlie	68	Senior Vice President, Chief Engineer and Corporate Risk Management Officer
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

Name	Age	Position
Brian N. Carter	54	Senior Vice President, Corporate Controller and Chief Accounting Officer
Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Craig L. Christensen	68	Senior Vice President, Chief Information Officer
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

Preston Hopson	45	Senior Vice President, General Counsel and Secretary
Mr. Hopson was appointed Senior Vice President, General Counsel and Secretary to the Board of Directors in January 2018. He also serves as the Chief Compliance Officer and is responsible for the global Human Resources function. For the prior 10 years, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at AECOM. Prior to this, he was with O’Melveny & Myers LLP and the U.S. Court of Appeals. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

Richard A. Lemmon	62	Senior Vice President, Corporate Administration

Mr. Lemmon joined our predecessor in 1981 in a technical capacity and became a member of its corporate staff in a management position in 1985. In 1988, at the time of our predecessor's divestiture from Honeywell, Inc., Mr. Lemmon structured and managed many of our corporate functions. He is currently responsible for insurance, health and safety and facilities.

Name	Age	Position
Brendan M. O'Rourke	48	Senior Vice President, Enterprise Risk Management
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

Bernard Teufele	56	Senior Vice President, President of the Canada and South America Division of CIG
Mr. Teufele joined us through an acquisition in 2010. He has over 23 years of consulting engineering experience as a leader of a highly diversified, high-end infrastructure practice and as a technical expert in the field of infrastructure monitoring and asset management. Prior to his current role, Mr. Teufele has managed operating units of increasing size and complexity with a primary focus on infrastructure, environmental sciences, civil transportation, and mining-related services doing work for municipal, provincial, and federal government clients in Canada. He has managed key provincial infrastructure programs in Canada with a particular focus on the monitoring and assessment of roadway infrastructure and the development of asset management programs. Mr. Teufele has a B.Sc. in Applied Science from the University of British Columbia.

Available Information
Our website address is www.tetratech.com. We made available, free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports through the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). These reports, and any amendments to them, are also available at the Internet website of the SEC, https://www.sec.gov. Also available on our website are our Corporate Governance Policies, Board Committees, Corporate Code of Conduct and Finance Code of Professional Conduct.
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
Business and Operations Risk Factors
Our results of operations could be adversely affected by health outbreaks such as the COVID-19 pandemic.
A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines, or site closures, may interfere with the ability of our employees and vendors to perform their responsibilities. Such results could have a material adverse effect on our results of operations.
The continued global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions, including vaccination requirements, that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients’ demand for our services; our ability to provide our services; the ability of our clients to pay for our services or their need to seek reductions of our fees; any closures of our and our clients’ offices and facilities; and the need for enhanced health and hygiene requirements or social distancing or other measures in attempts to counteract future outbreaks in our offices and facilities. Clients may also slow down decision-making, delay planned work or seek to terminate existing agreements. In addition, while governments around the world have enacted emergency relief programs designed to combat the economic impact of the pandemic, the long-term effect of such spending is uncertain and could result in future budgetary restrictions for our government clients. Any of these events could adversely affect our business, financial condition and results of operations.
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
In fiscal 2021, we generated 29.8% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:
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

In fiscal 2021, we generated 50.3% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no single client accounted for over

10% of our revenue for fiscal 2021, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.
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
Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of October 3, 2021, our goodwill was $1.1 billion and other intangible assets were $38.0 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $15.8 million and $7.8 million in fiscal 2020 and 2019, respectively. We had no goodwill impairment in fiscal 2021.
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
We have brought claims against clients for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as client-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability. Total accounts receivable at October 3, 2021 included approximately $11 million related to such claims.
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
Our backlog at October 3, 2021 was $3.5 billion, an increase of $241.0 million, or 7.4%, compared to the end of fiscal 2020. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.
Cyber security breaches of our systems and information technology could adversely impact our ability to operate.
We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure. For example, the European Union's General Data Protection Regulation ("GDPR") extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location. In addition, the California Consumer Privacy Act ("CCPA")

increases the penalties for data privacy incidents. The GDPR and CCPA are just examples of privacy regulations that are emerging in locations where we work.
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
We engage in consulting, engineering, program management, and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages, as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines, civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.
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
Item 1B    Unresolved Staff Comments
None.

Item 2.    Properties
At fiscal 2021 year-end, we leased approximately 450 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2032. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Adelaide, South Australia, Australia	Office Building	GSG / CIG
Arlington, VA	Office Building	GSG / CIG
Boston, MA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
Melbourne, Victoria, Australia	Office Building	GSG / CIG
New York, NY	Office Building	GSG
Orlando, FL	Office Building	GSG / CIG
Perth, Western Australia, Australia	Office Building	CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,150 stockholders of record at October 3, 2021.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on October 2, 2016, and that all dividends have been reinvested. Dividends declared and paid in fiscal 2021 totaled $0.74 per share. We declared and paid dividends in the first and second quarters totaling $0.34 per share ($0.17 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.40 per share ($0.20 each quarter) on our common stock. We declared and paid dividends totaling $0.64, $0.54, $0.44 and $0.38 per share in fiscal 2020, 2019, 2018 and 2017, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

ASSUMES $100 INVESTED ON OCTOBER 2, 2016
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED OCTOBER 3, 2021

	2016	2017	2018	2019	2020	2021
Tetra Tech, Inc.	$100.00	$132.40	$195.86	$245.59	$265.88	$444.98
NASDAQ Market Index	100.00	123.68	154.82	154.46	214.36	288.08
S&P 1000 Index	100.00	118.60	137.22	130.15	122.60	188.72
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

Stock Repurchase Program
On January 27, 2020, the Board of Directors authorized a $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In fiscal 2021, we repurchased and settled 479,369 shares with an average price of $125.16 per share for a total cost of $60.0 million in the open market. At October 3, 2021, we had a remaining balance of $147.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the 12 months ended October 3, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 28, 2020 - October 25, 2020	45,574	$102.67	45,574	$203,134
October 26, 2020 - November 22, 2020	46,975	110.67	46,975	197,935
November 23, 2020 - December 27, 2020	42,864	119.50	42,864	192,813
December 28, 2020 - January 24, 2021	33,790	125.46	33,790	188,574
January 25, 2021 - February 21, 2021	37,992	132.50	37,992	183,540
February 22, 2021 - March 28, 2021	42,519	134.69	42,519	177,813
March 29, 2021 - April 25, 2021	32,405	136.36	32,405	173,394
April 26, 2021 - May 23, 2021	41,534	125.17	41,534	168,195
May 24, 2021 - June 27, 2021	44,524	120.88	44,524	162,813
June 28, 2021 - July 25, 2021	32,956	123.77	32,956	158,734
July 26, 2021 - August 29, 2021	44,543	134.67	44,543	152,736
August 30, 2021 - October 3, 2021	33,693	146.10	33,693	147,813
Item 6.    Selected Financial Data
Not applicable as we applied the amendment of Regulation S-K Item 301, which became effective for the fiscal year ended October 3, 2021.

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. As the coronavirus disease 2019 ("COVID-19") spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed have allowed our staff to support clients and projects remotely without interruption. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the challenges of COVID-19, with the commitment of our 21,000 associates supported by technological innovation. Our government business, which represents approximately 60% of our revenue, has been stable, while our commercial business experienced more impact. Much of our commercial business has continued due to regulatory drivers, but we have seen project delays in the industrial sectors. Our diversified end-markets have allowed us to redeploy staff to areas of uninterrupted or increased demand, and we have made decisions to align our cost structures with our clients' projects. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.
In fiscal 2021, our revenue increased 7.3% compared to fiscal 2020. This year-over-year growth primarily reflects increased activity with government clients, both U.S. and international, as federal and local government agency spending has been a source of economic stability and stimulus during the COVID-19 pandemic. However, this growth was partially offset by lower commercial activity, which has been slower to recover to pre-pandemic levels. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in fiscal 2020. Our year-over-year revenue comparisons were also impacted by the decision to dispose of our Canadian turn-key pipeline activities in fiscal 2019 and the subsequent wind-down of those activities in fiscal 2020.
U.S. State and Local Government. Our U.S. state and local government revenue increased 22.2% in fiscal 2021 compared to last fiscal year. The increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Our disaster response activities also increased compared to fiscal 2020. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow next year. The risk of budgetary constraints to our clients is mitigated with the passage of the American Rescue Plan Act of 2021, signed into law on March 11, 2021, which provides financial support for state and local governments.
U.S. Federal Government. Our U.S. federal government revenue increased 8.8% in fiscal 2021 compared to fiscal 2020. This increase includes contributions from acquisitions, which did not have comparable revenue in last fiscal year. During periods of economic volatility, including during the COVID-19 pandemic, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow in fiscal 2022 due to continued increased advanced analytics activity, and the current administration's focus on long-term infrastructure and climate change.
U.S. Commercial. Our U.S. commercial revenue decreased 5.4% in fiscal 2021 compared to fiscal 2020. The decline was primarily due to reduced industrial activity as a result of the COVID-19 pandemic. We currently expect our U.S. commercial revenue to grow in fiscal 2022 primarily with clients focused on environmental programs, including meeting net zero carbon goals, and from higher demand for renewable energy; however, if conditions due to the COVID-19 pandemic worsen or are prolonged, it could have a negative impact on our revenue for fiscal 2022.
International. Our international revenue increased 7.9% in fiscal 2021 compared to fiscal 2020. The revenue growth primarily reflects government stimulus spending on infrastructure, increased commercial activity related to new regulatory requirements for sustainability, and fewer restrictions related to the COVID-19 pandemic. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in fiscal 2020. We expect these trends and the related growth in our international work to continue in fiscal 2022.

RESULTS OF OPERATIONS
Fiscal 2021 Compared to Fiscal 2020
Consolidated Results of Operations

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$3,213,513	$2,994,891	$218,622	7.3%
Subcontractor costs	(661,341)	(646,319)	(15,022)	(2.3)
Revenue, net of subcontractor costs (1)	2,552,172	2,348,572	203,600	8.7
Other costs of revenue	(2,053,772)	(1,902,037)	(151,735)	(8.0)
Gross profit	498,400	446,535	51,865	11.6
Selling, general and administrative expenses	(222,972)	(204,615)	(18,357)	(9.0)
Contingent consideration – fair value adjustments	3,273	14,971	(11,698)	(78.1)
Impairment of goodwill	—	(15,800)	15,800	NM
Income from operations	278,701	241,091	37,610	15.6
Interest expense – net	(11,831)	(13,100)	1,269	9.7
Income before income tax expense	266,870	227,991	38,879	17.1
Income tax expense	(34,039)	(54,101)	20,062	37.1
Net income	232,831	173,890	58,941	33.9
Net income attributable to noncontrolling interests	(21)	(31)	10	32.3
Net income attributable to Tetra Tech	$232,810	$173,859	$58,951	33.9
Diluted earnings per share	$4.26	$3.16	$1.10	34.8

(1) We believe that the presentation of "Revenue, net of subcontractor costs", which is a non-U.S. GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain international development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
NM = not meaningful
In fiscal 2021, revenue and revenue, net of subcontractor costs, increased $218.6 million, or 7.3%, and $203.6 million, or 8.7%, respectively, compared to fiscal 2020. Excluding the net contributions from acquisitions and the impact of the disposal of our Canadian turn-key pipeline activities, our revenue increased 3.2% in fiscal 2021 compared to last fiscal year. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $164.0 million, or 9.2%, and $120.3 million, or 9.3%, respectively, in fiscal 2021 compared to the prior fiscal year. Our CIG segment's revenue increased $59.6 million, or 4.7%, and revenue, net of subcontractor costs, increased $82.7 million, or 7.9% in fiscal 2021 compared to fiscal 2020. Our fiscal 2021 results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude certain non-operating accounting-related adjustments, such as gains on non-core dispositions, gains from adjustments to contingent considerations, goodwill impairment charges, non-recurring costs to address COVID-19, and non-recurring tax items. The gains on non-core dispositions in fiscal 2020 relate to the disposal of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019. The goodwill impairment charge in fiscal 2020 did not have related tax benefits. Excluding this charge, the effective tax rates applied to the adjustments to earnings per share ("EPS") to arrive at adjusted EPS averaged 25% and 24% for fiscal 2021 and 2020, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients, and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all of our global offices to remain operational supporting our programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security, and sanitizing of our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Although the charges were recognized in the second quarter of fiscal 2020, substantially all of these costs were paid in cash in the third quarter of fiscal 2020.

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
Income from operations	$278,701	$241,091	$37,610	15.6
Earn-out adjustments	(3,273)	(13,371)	10,098	NM
COVID-19	—	8,233	(8,233)	NM
Non-core dispositions	—	(8,525)	8,525	NM
Impairment of goodwill	—	15,800	(15,800)	NM
Adjusted income from operations (1)	$275,428	$243,228	$32,200	13.2

EPS	$4.26	$3.16	$1.10	34.8
Earn-out adjustments	(0.04)	(0.18)	0.14	NM
COVID-19	—	0.11	(0.11)	NM
Non-core dispositions	—	(0.12)	0.12	NM
Impairment of goodwill	—	0.29	(0.29)	NM
Non-recurring tax items	(0.43)	—	(0.43)	NM
Adjusted EPS (1)	$3.79	$3.26	$0.53	16.3

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $37.6 million in fiscal 2021 compared to fiscal 2020. Our operating income reflects net gains of $3.3 million and $15.0 million related to changes in the estimated fair value of contingent earn-out liabilities in fiscal 2021 and 2020, respectively. The net gain in fiscal 2020 was partially offset by the related compensation charges of $1.6 million. These gains are described below under "Fiscal 2021 and 2020 Earn-Out Adjustments." Our operating income in fiscal 2020 was reduced by the previously described non-recurring charges of $8.2 million to address COVID-19. In addition, our fiscal 2020 results include gains from the sales of non-core equipment of $8.5 million related to the disposal of our Canadian turn-key pipeline activities. Further, our fiscal 2020 operating income reflects a non-cash goodwill impairment charge of $15.8 million, which is described below under "Fiscal 2020 and 2019 Impairment of Goodwill."
Excluding these items, our adjusted operating income increased $32.2 million, or 13.2%, in fiscal 2021 compared to fiscal 2020. The increase reflects improved results in our GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
Our net interest expense was $11.8 million and $13.1 million in fiscal 2021 and 2020, respectively. The decrease primarily reflects lower average borrowings.
The effective tax rates for fiscal 2021 and 2020 were 12.8% and 23.7%, respectively. Our fiscal 2021 effective tax rate reflects a non-recurring net tax benefit of $21.6 million primarily consisting of valuation allowances in the United Kingdom that were released due to sufficient sustainable profitability being achieved in fiscal 2021. The valuation allowances were primarily related to net operating loss carry-forwards and other temporary differences. The goodwill impairment charge in fiscal 2020 did not have related tax benefits, which increased our effective tax rate by 1.5% in fiscal 2020. Conversely, income tax expense was reduced by $12.9 million and $8.3 million of excess tax benefits on share-based payments in fiscal 2021 and 2020, respectively. Excluding the impact of the fiscal 2021 non-recurring tax items, the non-deductible goodwill impairment charge, and the excess tax benefits on share-based payments, our effective tax rates in fiscal 2021 and 2020 were 25.7% and 25.6%, respectively.
Our EPS was $4.26 in fiscal 2021, compared to $3.16 in fiscal 2020. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2021, EPS was $3.79 in fiscal 2021, compared to $3.26 last fiscal year.

Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$1,942,958	$1,778,922	$164,036	9.2%
Subcontractor costs	(522,583)	(478,839)	(43,744)	(9.1)
Revenue, net of subcontractor costs	$1,420,375	$1,300,083	$120,292	9.3

Income from operations	$195,297	$168,669	$26,628	15.8%
Revenue and revenue, net of subcontractor costs, increased $164.0 million, or 9.2%, and $120.3 million, or 9.3%, respectively, in fiscal 2021 compared to fiscal 2020. These increases primarily reflect higher U.S. state and local government activities related to water and environmental programs, and disaster response. The increases also reflect contributions from acquisitions, which did not have comparable revenue in the prior fiscal year.
Operating income increased $26.6 million in fiscal 2021 compared to fiscal 2020 primarily reflecting the revenue growth. In addition, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.7% in fiscal 2021 compared to 13.0% last fiscal year. Excluding the COVID-19 charges, our operating margin was 13.1% in fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$1,325,668	$1,266,059	$59,609	4.7%
Subcontractor costs	(194,459)	(217,547)	23,088	10.6
Revenue, net of subcontractor costs	$1,131,209	$1,048,512	$82,697	7.9

Income from operations	$131,720	$114,022	$17,698	15.5
Revenue and revenue, net of subcontractor costs, increased $59.6 million, or 4.7%, and increased $82.7 million, or 7.9%, respectively, in fiscal 2021 compared to fiscal 2020. The revenue growth in fiscal 2021 primarily reflects increased infrastructure activity in Canada and fewer restrictions related to the COVID-19 pandemic in the second half of fiscal 2021. The increases also reflect contributions from acquisitions, which did not have comparable revenue in the prior fiscal year, partially offset by the disposal of our Canadian turn-key pipeline activities.
Operating income increased $17.7 million in fiscal 2021 compared to fiscal 2020 primarily due to revenue growth. Additionally, we realized gains of $8.5 million from the disposition of non-core equipment related to our Canadian turn-key pipeline activities, partially offset by $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in fiscal 2020. Excluding these disposition gains and the COVID-19 charges, operating income increased $19.6 million in fiscal 2021 compared to fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 11.6% in fiscal 2021 compared to 10.9% last fiscal year. Excluding the disposition gains and COVID-19 charges, our operating margin was 10.7% in fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Remediation and Construction Management ("RCM")

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$613	$198	$415	NM
Subcontractor costs	(25)	(221)	196	NM
Revenue, net of subcontractor costs	$588	$(23)	$611	NM

Loss from operations	$—	$—	$—	NM

NM = not meaningful
RCM's projects were substantially complete at the end of fiscal 2018. There were no significant operating activities in RCM in fiscal 2021 and 2020.
Fiscal 2021 and 2020 Earn-Out Adjustments
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported net gains of $3.3 million and $15.0 million in fiscal 2021 and 2020, respectively. Fiscal 2021 adjustments resulted from the updated valuations of several contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods. None of these valuation changes were individually material. In fiscal 2020, the net gains primarily resulted from updated valuations of the contingent consideration liabilities for eGlobalTech ("EGT"), Norman, Disney and Young ("NDY"), and Segue Technologies, Inc. ("SEG"). These valuations included updated projections of EGT's, NDY's, and SEG's financial performance during the earn-out periods, which were below our original estimates at their respective acquisition dates. In addition, we recognized charges of $1.6 million in fiscal 2020 that related to the earn-out for Glumac. These charges were treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.
At October 3, 2021, there was a total maximum of $105.4 million of outstanding contingent consideration related to our acquisitions. Of this amount, $59.3 million was estimated as the fair value and accrued on our consolidated balance sheet.

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
NM = not meaningful

In fiscal 2020, revenue and revenue, net of subcontractor costs, decreased $112.5 million, or 3.6%, and $41.1 million, or 1.7%, compared to fiscal 2019. These comparisons were impacted by the disposal of our Canadian turn-key pipeline activities in the fourth quarter of fiscal 2019 and a decrease in revenue from disaster response activities related to California wildfires. In addition, our fiscal 2019 results included a reduction of revenue of $13.7 million from a claim that was resolved in fiscal 2019. Excluding the disposal, the decreased California wildfire activity, and the 2019 claim resolution, our revenue increased 3.0% in fiscal 2020 compared to fiscal 2019. This increase includes $210.5 million of revenue from acquisitions, which did not have comparable revenue in fiscal 2019. Also excluding the contribution from acquisitions, our revenue in fiscal 2020 decreased 4.4% compared to fiscal 2019 primarily due to the adverse impact of the COVID-19 pandemic on our U.S. commercial and international revenue.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude the RCM results and certain non-operating accounting-related adjustments, such as acquisition and integration costs, gains/losses from adjustments to contingent considerations, goodwill impairment charges, non-recurring costs to address COVID-19, and non-recurring tax benefits. Adjusted results also exclude charges resulting from the decision to dispose of our Canadian turn-key pipeline activities that commenced in the fourth quarter of fiscal 2019 and subsequent related gains from non-core equipment disposals in fiscal 2020. Our fiscal 2019 adjusted results exclude a charge to operating income of $13.7 million from a claim that was resolved in the fourth quarter of fiscal 2019 for a remediation project, where the work was substantially performed in prior years. The effective tax rates applied to these adjustments to EPS to arrive at adjusted EPS averaged 155% and 16% in fiscal 2020 and 2019, respectively. The goodwill impairment charges in both fiscal years and certain of the transaction charges in fiscal 2019 did not have related tax benefits. Excluding these items, the effective tax rates applied to the adjustments in fiscal 2020 and 2019 were 24% and 26%, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and tax jurisdiction in which they occur. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.
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
Our net interest expense was $13.1 million in fiscal 2020 compared to $13.6 million fiscal 2019. The decrease primarily reflects lower interest rates (primarily LIBOR), and to a lesser extent, lower average borrowings.
The effective tax rates for fiscal 2020 and 2019 were 23.7% and 9.3%, respectively. The goodwill impairment charges in fiscal 2020 and 2019 and certain of the transaction charges in fiscal 2019 did not have related tax benefits, which increased our effective tax rates by 1.5% and 1.1% in fiscal 2020 and 2019, respectively. Conversely, income tax expense was reduced by $8.3 million and $6.4 million of excess tax benefits on share-based payments in fiscal 2020 and 2019, respectively. Additionally, we finalized the analysis of our deferred tax liabilities for the Tax Cuts and Jobs Act's ("TCJA's") lower tax rates in the first quarter of fiscal 2019 and recorded a deferred tax benefit of $2.6 million. Also, valuation allowances of $22.3 million in Australia were released due to sufficient positive evidence obtained during the second quarter of fiscal 2019. The valuation allowances were primarily related to net operating loss and research and development credit carryforwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The factors used to assess the likelihood of realization were the past performance of the related entities, our forecast of future taxable income, and available tax planning strategies that could be implemented to realize the deferred tax assets.
Excluding the impact of the non-deductible goodwill impairment charges and transaction costs, the excess tax benefits on share-based payments, the net deferred tax benefits from the TCJA, and the valuation allowance release, our effective tax rates in fiscal 2020 and 2019 were 25.6% and 24.6%, respectively.
Our EPS was $3.16 in fiscal 2020, compared to $2.84 in fiscal 2019. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2019, EPS was $3.26 in fiscal 2020, compared to $3.17 in fiscal 2019.
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
Operating income decreased $16.6 million in fiscal 2020 compared to fiscal 2019 primarily reflecting the lower disaster response revenue. Also, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, was 13.0% in fiscal 2020 compared to 13.9% in fiscal 2019. Excluding the COVID-19 charges, our operating margin was 13.1% in fiscal 2020.
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
Operating income increased $34.4 million in fiscal 2020 compared to fiscal 2019. This comparison was also impacted by the disposal of our Canadian turn-key pipeline activities. Our fiscal 2020 operating income includes gains of $8.5 million from the disposition of non-core equipment and our fiscal 2019 operating income includes charges of $10.9 million related to these activities. In addition, we incurred $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Excluding the Canadian turn-key pipeline activities, the COVID-19 charges, and the aforementioned $13.7 million claim in fiscal 2019, our operating income increased $7.9 million, or 7.5%, in fiscal 2020 compared to fiscal 2019. On the same basis, our operating margin, based on revenue, net of subcontractor costs, improved to 10.7% in fiscal 2020 from 9.7% in fiscal 2019.
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
Fiscal 2020 and 2019 Earn-Out Adjustments
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported net gains of $15.0 million and losses of $1.1 million in fiscal 2020 and 2019, respectively. The fiscal 2020 net gains primarily resulted from updated valuations of the contingent consideration liabilities for EGT, NDY, and SEG. These valuations included updated projections of EGT's, NDY's, and SEG's financial performance during the earn-out periods, which were below our original estimates at their respective acquisition dates. In addition, we recognized charges of $1.6 million and $2.0 million in fiscal 2020 and 2019, respectively, that related to the earn-out for Glumac. These charges were treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.
At September 27, 2020, there was a total maximum of $70.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $32.6 million was estimated as the fair value and accrued on our consolidated balance sheet.
Fiscal 2020 and 2019 Impairment of Goodwill
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. This prompted a strategic review of our Asia/Pacific ("ASP") reporting unit, which is in our CIG reportable segment. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey International Limited ("Coffey") and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our former ASP reporting unit into our Client Account Management reporting unit.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. As of October 3, 2021, we had $166.6 million of cash and cash equivalents and access to an additional $749 million of borrowing capacity available under our credit facility. We generated $304.4 million of cash from operations in fiscal 2021. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.
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
We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. In the fourth quarter of fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. At this time, we also determined that our remaining undistributed earnings in Canada of approximately $20.1 million are no longer being indefinitely reinvested and recorded an additional deferred tax liability/expense of $3.1 million. At October 3, 2021, undistributed earnings of our other foreign subsidiaries, primarily in Australia and the U.K. of approximately $50.9 million are expected to be indefinitely reinvested in these foreign countries. Accordingly, no provision for foreign withholding taxes has been made. Assuming the indefinitely reinvested foreign earnings were repatriated under the laws and rates applicable at October 3, 2021, the incremental taxes applicable to those earnings would not be material. We currently have no need or plans to repatriate undistributed foreign earnings, other than from Canada, in the foreseeable future; however, this could change due to varied economic circumstances.
On January 27, 2020, the Board of Directors authorized a $200 million stock repurchase program, which was included in our remaining balance of $207.8 million as of fiscal 2020 year-end. In fiscal 2021, we repurchased and settled 479,369 shares with an average price of $125.16 per share for a total cost of $60.0 million in the open market. At October 3, 2021, we had a remaining balance of $147.8 million under our stock repurchase program. We declared and paid common stock dividends totaling $40.0 million, or $0.74 per share, in fiscal 2021 compared to $34.7 million, or $0.64 per share, in fiscal 2020.
Subsequent Events. On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. On November 15, 2021, the Board of Directors also declared a quarterly cash dividend of $0.20 per share payable on December 20, 2021 to stockholders of record as of the close of business on December 2, 2021.
Cash and Cash Equivalents. As of October 3, 2021, cash and cash equivalents were $166.6 million, an increase of $9.1 million compared to the fiscal 2020 year-end. The increase was due to net cash provided by operating activities, partially offset by net repayments of long-term debt, stock repurchases, dividends, as well as payments for business acquisitions and contingent earn-out payments.
Operating Activities. In fiscal 2021, net cash provided by operating activities was $304.4 million compared to $262.5 million in fiscal 2020. The increase primarily reflects an increase in earnings adjusted for non-cash items of $24.1 million and improved working capital from faster collections of our accounts receivable in fiscal 2021 compared to the prior fiscal year.
Investing Activities. Net cash used in investing activities was $93.0 million in fiscal 2021, an increase of $30.0 million compared to last fiscal year. The increase was due to higher payments for business acquisitions in fiscal 2021 and the proceeds from sales of equipment related to the disposal of our Canadian turn-key pipeline activities in fiscal 2020.

Financing Activities. In fiscal 2021, net cash used in financing activities was $210.1 million, an increase of $47.1 million compared to fiscal 2020. The increase was due to the net change in overdrafts and higher net repayments on long-term debt, partially offset by lower stock repurchases compared to last fiscal year.
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
At October 3, 2021, we had $212.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $212.5 million under the Amended Term Loan Facility and no borrowings outstanding under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during fiscal 2021 was 1.25%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our weighted-average interest rate on borrowings outstanding during fiscal 2021 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 3.30%. At October 3, 2021, we had $449.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.7 million each year for fiscal 2021, 2020 and 2019, respectively.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At October 3, 2021, we were in compliance with these covenants with a consolidated leverage ratio of 0.87x and a consolidated interest coverage ratio of 26.38x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At October 3, 2021, there was no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $53.4 million. As of October 3, 2021, we had no bank overdrafts related to our disbursement bank accounts.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 9, 2020	$0.17	November 30, 2020	$9,198	December 11, 2020
January 25, 2021	$0.17	February 10, 2021	$9,212	February 26, 2021
April 26, 2021	$0.20	May 12, 2021	$10,831	May 28, 2021
July 26, 2021	$0.20	August 20, 2021	$10,800	September 3, 2021
November 15, 2021	$0.20	December 2, 2021	N/A	December 20, 2021
Income Taxes
We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjust the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is unlikely that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.
As of October 3, 2021 and September 27, 2020, the liability for income taxes associated with uncertain tax positions was $14.1 million and $9.7 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At October 3, 2021, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $53.4 million in standby letters of credit outstanding under our additional letter of credit facilities.
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

(ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at June 28, 2021 (i.e. the first day of our fourth quarter in fiscal 2021), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 150%.
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
Income Taxes

We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at October 3, 2021, primarily loss carryforwards, will not be realized, and we have reserved accordingly.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At October 3, 2021, we had $212.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $212.5 million under the Amended Term Loan Facility and no borrowings outstanding under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during fiscal 2021 was 1.25%.
In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of October 3, 2021, the notional principal of our outstanding interest swap agreements was $212.5 million ($42.5 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at October 3, 2021, was 3.30%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.
Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $1.4 million and $1.3 million of foreign currency losses in fiscal 2021 and 2020, respectively in “Selling, general and administrative expenses” on our consolidated statements of income.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2021 and 2020, 29.8% and 29.6% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2021, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $30.6 million compared to an increase in equity of $3.4 million in fiscal 2020. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of October 3, 2021 and September 27, 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 3, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Hoare Lea, LLP and Subsidiaries ("HLE") from its assessment of internal control over financial reporting as of October 3, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded HLE from our audit of internal control over financial reporting. HLE is a wholly-owned subsidiary whose total assets and total revenue excluded from management's assessment and our audit of internal control over financial reporting represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended October 3, 2021.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Determination of Total Estimated Contract Cost for Fixed-price Contracts
As described in Note 3 to the consolidated financial statements, $1.2 billion of the Company’s total revenues for the year ended October 3, 2021 was generated from fixed-price contracts. As disclosed by management, under fixed-price contracts, the Company's clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue is recognized over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company's customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects management's judgement to faithfully depict the value of the services transferred to the customer. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. As a result, the Company recognized net favorable operating income adjustments of $0.7 million for the year ended October 3, 2021, exclusive of the amounts related to claims described below. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. The anticipated losses and estimated cost to complete the related contracts was $12.7 million and approximately $104 million, respectively, as of October 3, 2021. Claims are amounts in excess of agreed contract prices that the Company seeks to collect from clients or other third parties. Claims were approximately $11 million as of October 3, 2021.
The principal considerations for our determination that performing procedures relating to revenue recognition - determination of total estimated contract cost for fixed-price contracts is a critical audit matter are the significant amount of judgment required by management in determining the total estimated contract cost for fixed-price contracts which, in turn, led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and in evaluating the audit evidence obtained related to the total estimated contract costs for fixed-price contracts with cumulative catch-up adjustments, anticipated losses or claims.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the determination of total estimated contract cost for fixed-price contracts. These procedures also included, among others, (i) evaluating and testing management’s process for determining the total estimated contract cost for a sample of contracts with cumulative catch-up adjustments, anticipated losses or claims, which included evaluating the contract terms and other documents that support those estimates, and testing of underlying contract costs; (ii) assessing management's ability to reasonably estimate total contract costs by performing a comparison of the total estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; and (iii) evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s approach over the life of the contract.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 24, 2021
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	October 3, 2021	September 27, 2020
Current assets:
Cash and cash equivalents	$166,568	$157,515
Accounts receivable, net	668,998	649,035
Contract assets	103,784	92,632
Prepaid expenses and other current assets	112,338	81,094
Income taxes receivable	14,260	19,509
Total current assets	1,065,948	999,785
Property and equipment, net	37,733	35,507
Right-of-use assets, operating leases	215,422	239,396
Investments in unconsolidated joint ventures	3,282	7,332
Goodwill	1,108,578	993,498
Intangible assets, net	37,990	13,943
Deferred tax assets	54,413	32,052
Other long-term assets	53,196	57,045
Total assets	$2,576,562	$2,378,558

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128,767	$111,804
Accrued compensation	206,322	199,801
Contract liabilities	190,403	171,905
Short-term lease liabilities, operating leases	67,452	69,650
Current portion of long-term debt and other short-term borrowings	12,504	49,264
Current contingent earn-out liabilities	19,520	16,142
Other current liabilities	223,515	174,890
Total current liabilities	848,483	793,456
Deferred tax liabilities	10,563	16,316
Long-term debt	200,000	242,395
Long-term lease liabilities, operating leases	174,285	191,955
Long-term contingent earn-out liabilities	39,777	16,475
Other long-term liabilities	69,163	80,588
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 3, 2021 and September 27, 2020	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,981 and 53,797 shares at October 3, 2021 and September 27, 2020, respectively	540	538
Accumulated other comprehensive loss	(125,028)	(161,786)
Retained earnings	1,358,726	1,198,567
Tetra Tech stockholders' equity	1,234,238	1,037,319
Noncontrolling interests	53	54
Total stockholders' equity	1,234,291	1,037,373
Total liabilities and stockholders' equity	$2,576,562	$2,378,558
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
Revenue	$3,213,513	$2,994,891	$3,107,348
Subcontractor costs	(661,341)	(646,319)	(717,711)
Other costs of revenue	(2,053,772)	(1,902,037)	(1,981,454)
Gross profit	498,400	446,535	408,183
Selling, general and administrative expenses	(222,972)	(204,615)	(200,230)
Acquisition and integration expenses	—	—	(10,351)
Contingent consideration – fair value adjustments	3,273	14,971	(1,085)
Impairment of goodwill	—	(15,800)	(7,755)
Income from operations	278,701	241,091	188,762
Interest income	917	1,375	1,732
Interest expense	(12,748)	(14,475)	(15,358)
Income before income tax expense	266,870	227,991	175,136
Income tax expense	(34,039)	(54,101)	(16,375)
Net income	232,831	173,890	158,761
Net income attributable to noncontrolling interests	(21)	(31)	(93)
Net income attributable to Tetra Tech	$232,810	$173,859	$158,668
Earnings per share attributable to Tetra Tech:
Basic	$4.31	$3.21	$2.89
Diluted	$4.26	$3.16	$2.84
Weighted-average common shares outstanding:
Basic	54,078	54,235	54,986
Diluted	54,675	55,022	55,936
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
Net income	$232,831	$173,890	$158,761

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	30,644	3,435	(20,866)
Gain (loss) on cash flow hedge valuations, net of tax	6,117	(4,638)	(12,125)
Other comprehensive income (loss), net of tax	36,761	(1,203)	(32,991)

Comprehensive income, net of tax	$269,592	$172,687	$125,770
Comprehensive income attributable to noncontrolling interests, net of tax	24	30	336
Comprehensive income attributable to Tetra Tech, net of tax	$269,568	$172,657	$125,434
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$232,831	$173,890	$158,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,805	24,611	28,844
Equity in income of unconsolidated joint ventures	(4,990)	(6,605)	(4,073)
Distributions of earnings from unconsolidated joint ventures	4,604	6,310	4,048
Amortization of stock-based awards	23,067	19,424	17,618
Deferred income taxes	(38,494)	565	(37,615)
Provision for losses on accounts receivables	(4,130)	1,267	16,964
Impairment of goodwill	—	15,800	7,755
Fair value adjustments to contingent consideration	(3,273)	(14,971)	1,085
Gain on sale of property and equipment	(110)	(11,066)	(232)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	17,431	154,748	(10,226)
Prepaid expenses and other assets	(582)	(11,321)	2,568
Accounts payable	13,551	(102,162)	39,011
Accrued compensation	5,425	(8,173)	18,359
Contract liabilities	13,407	5,894	(6,039)
Other liabilities	8,740	19,460	(16,929)
Income taxes receivable/payable	13,090	(5,192)	(11,386)
Net cash provided by operating activities	304,372	262,479	208,513
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(84,911)	(68,488)	(84,159)
Capital expenditures	(8,573)	(12,245)	(16,198)
Proceeds from sale of property and equipment	492	17,710	651
Net cash used in investing activities	(92,992)	(63,023)	(99,706)
Cash flows from financing activities:
Proceeds from borrowings	370,222	308,364	417,262
Repayments on long-term debt	(414,308)	(331,066)	(415,491)
Repurchases of common stock	(60,000)	(117,188)	(100,000)
Taxes paid on vested restricted stock	(17,630)	(11,166)	(6,893)
Payments of contingent earn-out liabilities	(20,251)	(22,900)	(12,018)
Stock options exercised	11,250	10,334	11,751
Net change in overdrafts	(36,627)	36,627	—
Dividends paid	(40,041)	(34,743)	(29,674)
Principal payments on finance leases	(2,714)	(1,311)	—
Net cash used in financing activities	(210,099)	(163,049)	(135,063)

Effect of exchange rate changes on cash and cash equivalents	7,772	207	(1,727)

Net increase (decrease) in cash and cash equivalents	9,053	36,614	(27,983)
Cash and cash equivalents at beginning of year	157,515	120,901	148,884
Cash and cash equivalents at end of year	$166,568	$157,515	$120,901

Supplemental information:
Cash paid during the year for:
Interest	$10,330	$13,256	$12,310
Income taxes, net of refunds received of $2.1 million, $1.4 million and $5.2 million	$59,111	$55,039	$66,038
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended September 29, 2019, September 27, 2020, and October 3, 2021
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 30, 2018	55,349	$553	$148,803	$(127,350)	$944,965	$966,971	$129	$967,100
Comprehensive income, net of tax:
Net income					158,668	158,668	93	158,761
Foreign currency translation adjustments				(21,109)		(21,109)	243	(20,866)
Gain on cash flow hedge valuations				(12,125)		(12,125)		(12,125)
Comprehensive income, net of tax						125,434	336	125,770
Distributions paid to noncontrolling interests							(287)	(287)
Cash dividends of $0.54 per common share					(29,674)	(29,674)		(29,674)
Stock-based compensation			17,618			17,618		17,618
Restricted & performance shares released	183	2	(6,895)			(6,893)		(6,893)
Stock options exercised	448	5	11,746			11,751		11,751
Shares issued for Employee Stock Purchase Plan	148	2	6,844			6,846		6,846
Stock repurchases	(1,563)	(16)	(99,984)			(100,000)		(100,000)
Cumulative effect of accounting changes					(2,767)	(2,767)		(2,767)
BALANCE AT SEPTEMBER 29, 2019	54,565	546	78,132	(160,584)	1,071,192	989,286	178	989,464
Comprehensive income, net of tax:
Net income					173,859	173,859	31	173,890
Foreign currency translation adjustments				3,436		3,436	(1)	3,435
Loss on cash flow hedge valuations				(4,638)		(4,638)		(4,638)
Comprehensive income, net of tax						172,657	30	172,687
Distributions paid to noncontrolling interests							(154)	(154)
Cash dividends of $0.64 per common share					(34,743)	(34,743)		(34,743)
Stock-based compensation			19,424			19,424		19,424
Restricted & performance shares released	212	2	(11,168)			(11,166)		(11,166)
Stock options exercised	361	4	10,330			10,334		10,334
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,509)	(15)	(105,432)		(11,741)	(117,188)		(117,188)
BALANCE AT SEPTEMBER 27, 2020	53,797	538	—	(161,786)	1,198,567	1,037,319	54	1,037,373
Comprehensive income, net of tax:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Net income					232,810	232,810	21	232,831
Foreign currency translation adjustments				30,641		30,641	3	30,644
Gain on cash flow hedge valuations				6,117		6,117		6,117
Comprehensive income, net of tax						269,568	24	269,592
Distributions paid to noncontrolling interests							(25)	(25)
Cash dividends of $0.74 per common share					(40,041)	(40,041)		(40,041)
Stock-based compensation			23,067			23,067		23,067
Restricted & performance shares released	215	3	(17,633)			(17,630)		(17,630)
Stock options exercised	324	3	11,247			11,250		11,250
Shares issued for Employee Stock Purchase Plan	124	1	10,704			10,705		10,705
Stock repurchases	(479)	(5)	(27,385)		(32,610)	(60,000)		(60,000)
BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Notes to Consolidated Financial Statements
1.           Description of Business
We are a leading global provider of consulting and engineering services that focuses on water, environment, sustainable infrastructure, renewable energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of consulting and engineering projects and include applied science, data analysis, research, engineering, design, project management, and operations and maintenance.
We manage our business under two reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. We continue to report the historical results of the wind-down of our non-core construction activities in the Remediation and Construction Management (“RCM”) reportable segment.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year.    We report results of operations based on 52/53-week periods ending on the Sunday nearest September 30. Fiscal 2021 contained 53 weeks, and fiscal 2020 and 2019 each contained 52 weeks.
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
Accounts Receivable – Net.    Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 3, 2021 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.
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
Prepaid and other current assets.    Prepaid assets consist primarily of payments for insurance and software costs and are amortized over the estimated period of benefit. Other current assets include primarily sales/services and use tax receivables from our U.S and foreign operations.
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
Long-Lived Assets.   We evaluate the recoverability of our long-lived assets when the facts and circumstances suggest that the assets may be impaired. This assessment is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are reported in "Other long-term assets", "Other current liabilities", and "Other long-term liabilities" on our consolidated balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset at the commencement date also includes any lease payments made to the lessor at or before the commencement date and initial direct costs less lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at June 28, 2021 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally three or five years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
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

Other current liabilities.    Other current liabilities consists primarily of accrued insurance, contingent liabilities, sales/services and use taxes due to our U.S. and foreign operations, other tax accruals and accrued professional fees.
Fair Value of Financial Instruments.    We determine the fair values of our financial instruments, including short-term investments, debt instruments, derivative instruments and pension plan assets based on inputs or assumptions that market participants would use in pricing an asset or a liability. We categorize our instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
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
Pension Plan.    In connection with a fiscal 2021 acquisition, we assumed a defined benefit pension plan. We calculate the market-related value of assets, which is used to determine the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This calculation reflects our anticipated long-term rate of return and amortization of the difference between the actual return (including capital, dividends, and interest) and the expected return. Cumulative net unrecognized gains or losses that exceed 10% of the greater of the projected benefit obligation or the fair market related value of plan assets are subject to amortization.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 24% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2021 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 50%, 20% and 30% of our fiscal 2021 revenue was generated from our U.S. government, U.S. commercial and international clients, respectively.
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
Reclassifications.    Certain reclassifications were made to the prior years to conform to the current-year presentation.
Recently Issued Accounting Pronouncements Adopted in Fiscal 2021.
In June 2016, the FASB issued updated guidance, Accounting Standards Update ("ASU") 2016-13, related to the measurement of credit losses for certain financial assets. This guidance replaced the previous incurred loss methodology with an expected credit loss methodology. It requires us to recognize an allowance equal to our current estimate of all contractual cash flows that we do not expect to collect. We adopted this guidance in the first quarter of fiscal 2021, and the adoption did not have a material impact on our consolidated financial statements. Our estimate considered relevant information about past events, current conditions, and reasonable and supportable forecasts impacting the collectability of the reported amounts.
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
Recently Issued Accounting Pronouncements Not Yet Adopted.
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and amending certain existing guidance for clarity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 (first quarter of fiscal 2022 for us). Early adoption is permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.
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
In October 2021, the FASB issued ASU 2021-08, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for us beginning in the first quarter of fiscal 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. We are currently assessing the impact this standard will have on our consolidated financial statements.

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
Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Client Sector:
U.S. state and local government	$536,309	$439,019	$587,364
U.S. federal government (1)	1,081,608	993,835	941,102
U.S. commercial	638,169	674,605	719,314
International (2)	957,427	887,432	859,568
Total	$3,213,513	$2,994,891	$3,107,348

Contract Type:
Fixed-price	$1,191,244	$1,078,432	$1,048,158
Time-and-materials	1,492,813	1,391,592	1,509,900
Cost-plus	529,456	524,867	549,290
Total	$3,213,513	$2,994,891	$3,107,348

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for fiscal 2021 and 2020.

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
Contract liabilities consist of billings in excess of revenue recognized. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and increase as billings in advance of revenue recognition occur. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. There were no substantial non-current contract assets or liabilities for the periods presented. Net contract liabilities consisted of the following:

	Balance at
	October 3, 2021	September 27, 2020
	(in thousands)
Contract assets (1)	$103,784	$92,632
Contract liabilities	190,403	171,905
Net contract liabilities	$(86,619)	$(79,273)

(1) Includes $12.2 million and $12.3 million of contract retentions as of October 3, 2021 and September 27, 2020, respectively.
In fiscal 2021, we recognized revenue of approximately $119 million from amounts included in the contract liability balance at the end of fiscal 2020, compared to approximately $118 million for the comparative prior-year period.
We recognize revenue primarily using the cost-to-cost measure of progress method, which involves the estimates of progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable operating income adjustments of $0.7 million and $0.8 million for fiscal 2021 and 2020, respectively, exclusive of the amounts related to claims described below. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of October 3, 2021 and September 27, 2020, our consolidated balance sheets included liabilities for anticipated losses of $12.7 million and $13.2 million, respectively. The estimated cost to complete these related contracts as of October 3, 2021 and September 27, 2020 was approximately $104 million and $118 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following:

	Balance at
	October 3, 2021	September 27, 2020
	(in thousands)
Billed	$432,814	$402,818
Unbilled	240,536	253,364
Total accounts receivable	673,350	656,182
Allowance for doubtful accounts	(4,352)	(7,147)
Total accounts receivable, net	$668,998	$649,035
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 3, 2021 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the COVID-19 pandemic, that may affect our clients' ability to pay.
Total accounts receivable at October 3, 2021 and September 27, 2020 included approximately $11 million and $14 million, respectively, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.
We regularly evaluate all unsettled claim amounts and record appropriate adjustments to operating earnings when it is probable that the claim will result in a different contract value than the amount previously estimated. In fiscal 2021 (all in the second quarter), we recognized increases to revenue and related gains of $2.8 million in our Commercial/International Services Group ("CIG"). In fiscal 2020, we recorded net losses in operating income related to claims of $4.4 million in our CIG segment.
No single client accounted for more than 10% of our accounts receivable at October 3, 2021 and September 27, 2020.
Remaining Unsatisfied Performance Obligations (“RUPOs”)
Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.5 billion of RUPOs as of October 3, 2021. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPOs as of October 3, 2021 over the following periods:

Amount
(in thousands)
Within 12 months	$2,031,377
Beyond	1,436,456
Total	$3,467,833
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
4.           Stock Repurchase and Dividends
On January 27, 2020, the Board of Directors authorized a $200 million stock repurchase program, which was included in our remaining authorization balance of $207.8 million as of fiscal 2020 year-end. In fiscal 2021, we repurchased and settled 479,369 shares with an average price of $125.16 per share for a total cost of $60.0 million in the open market. As of October 3, 2021, we had a remaining balance of $147.8 million available under repurchase program.

The following table presents dividends declared and paid in fiscal 2021 and 2020:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
April 26, 2021	$0.20	May 12, 2021	May 28, 2021	10,831
July 26, 2021	$0.20	August 20, 2021	September 3, 2021	10,800
Total dividends paid as of October 3, 2021				$40,041

November 11, 2019	$0.15	December 2, 2019	December 13, 2019	$8,190
January 27, 2020	$0.15	February 12, 2020	February 28, 2020	8,225
April 27, 2020	$0.17	May 13, 2020	May 29, 2020	9,175
July 27, 2020	$0.17	August 21, 2020	September 4, 2020	9,153
Total dividends paid as of September 27, 2020				$34,743
Subsequent Events. On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. On November 15, 2021, the Board of Directors also declared a quarterly cash dividend of $0.20 per share payable on December 20, 2021 to stockholders of record as of the close of business on December 2, 2021.
5.          Acquisitions
In fiscal 2021, we acquired Coanda Research and Development Corporation ("CRD"), The Kaizen Company (“KZN”), IBRA-RMAC Automation Solutions (“IRM”), and the partnership interests of Hoare Lea, LLP and Subsidiaries ("HLE"). CRD is based in Burnaby, British Columbia and provides world-class expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries. KZN is based in Washington, DC and provides international development advisory and management consulting services offering a suite of innovative tools that support advanced solutions in health, education, governance, peace and stability, and sustainable economic growth. IRM is based in San Diego, California, and provides digital water transformation consulting services and an innovative suite of tools to address complex water system modernization challenges. HLE is a leader in sustainable engineering design based in Bristol, United Kingdom. It was established in 1862 and is an award-winning high-end consultancy firm in the United Kingdom, with more than 900 employees, providing innovative solutions to complex engineering and design challenges for sustainable infrastructure and high performance buildings. CRD and HLE are part of our CIG segment, and KZN and IRM are part of our GSG segment. The total fair value of the purchase price for these acquisitions was $151.7 million. This amount is comprised of $101.4 million in initial cash payments made to the sellers, and $50.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $74.0 million, based upon the achievement of specified operating income targets in each of the three to four years following the acquisitions.
In fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia, and BlueWater Federal Solutions, Inc. ("BWF"), a leading information technology management consulting firm based in Chantilly, Virginia. Both of these acquisitions are part of our GSG segment. The total fair value of the purchase price for these two acquisitions was $88.6 million. This amount was comprised of $71.4 million in initial cash payments made to the sellers, $0.7 million of payables related to estimated post-closing adjustments for net assets acquired, and $16.5 million for the estimated fair value of contingent earn-out obligations, with a maximum of $28.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisitions.
In fiscal 2019, we acquired eGlobalTech ("EGT") and WYG plc (“WYG”). EGT is a high-end information technology solutions, cloud migration, cybersecurity, and management consulting firm based in Arlington, Virginia. WYG employs approximately 1,600 staff primarily in the United Kingdom and Europe, delivering consulting and engineering solutions for complex projects across key service areas including planning, water and environment, transport, infrastructure, the built environment, architecture, urban design, surveying, asset management, program management, and international development. Both of these acquisitions are part of our GSG segment. The total fair value of the purchase price for these two acquisitions was $103.3 million. This amount was comprised of a $24.7 million promissory note issued to the sellers (which was subsequently paid in full in the third quarter of fiscal 2019), cash payments of $54.2 million to the sellers, $3.3 million of payables related to estimated post-closing adjustments for net assets acquired, and $21.1 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisitions. In addition, we assumed net debt of $11.5 million, which was subsequently paid in full in the fourth quarter of fiscal 2019 and incurred $10.4 million in acquisition and integration costs.

Goodwill additions resulting from the above business combinations are primarily attributable to the existing workforce of the acquired companies and the synergies expected to arise after the acquisitions. The fiscal 2021 goodwill additions represent the significant technical expertise residing in embedded workforces that are sought out by clients and the long-standing reputation of HLE. The goodwill additions related to our fiscal 2020 goodwill additions represent the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud, and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
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
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2021, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods.
In fiscal 2021, we recorded adjustments to our contingent earn-out liabilities and reported a net gain in operating income of $3.3 million, substantially all in the fourth quarter. These adjustments resulted from the updated valuations of the contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods.
In fiscal 2020, we recorded adjustments to our contingent earn-out liabilities and reported related net gains in operating income of $15.0 million, substantially all in the fourth quarter. These gains primarily resulted from updated valuations of the contingent consideration liabilities for Norman, Disney and Young ("NDY"), EGT, and SEG.
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
NDY's actual financial performance in the first two earn-out periods exceeded our original estimates at the acquisition date. As a result, we increased the related contingent consideration liability and recognized losses of $2.1 million (A$3.0 million) and $5.4 million (A$7.9 million) in fiscal 2018 and 2019, respectively. In the fourth quarter of fiscal 2020, we evaluated our estimate of NDY’s contingent consideration liability for the third and final earn-out period. This assessment included a review of NDY’s actual and forecasted results for the third earn-out period, which included an evaluation of the status of ongoing projects in NDY’s backlog, and the inventory of prospective new contract awards and the impact of the COVID-19 pandemic on the Australian economy and NDY's operations. As a result of this assessment, we concluded that NDY’s operating income in the third earn-out period would be lower than previously estimated, and we reduced NDY’s contingent earn-out liability to $1.8 million (A$2.6 million), which resulted in a gain of $3.7 million (A$5.2 million).
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
At October 3, 2021, there was a total potential maximum of $105.4 million of outstanding contingent consideration related to acquisitions. Of this amount, $59.3 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption due to the COVID-19 pandemic is prolonged, we could have more significant reductions in our contingent earn-out liabilities and related gains in operating income in future periods.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Beginning balance	$32,617	$52,992	$35,290
Acquisition date fair value of contingent earn-out liabilities	50,235	16,581	27,704
Change in fair value of contingent earn-out liabilities	992	1,162	1,489
Re-measurement of contingent earn-out liabilities	(3,273)	(14,971)	1,085
Foreign exchange impact	(596)	(247)	(558)
Earn-out payments:
Reported as cash used in operating activities	(427)	—	—
Reported as cash used in financing activities	(20,251)	(22,900)	(12,018)
Ending balance	$59,297	$32,617	$52,992
6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 29, 2019	$441,802	$483,018	$924,820
Acquisitions	74,882	5,294	80,176
Impairment	—	(15,800)	(15,800)
Translation and other	(369)	4,671	4,302
Balance at September 27, 2020	516,315	477,183	993,498
Acquisitions	15,112	75,479	90,591
Translation and other	7,006	17,483	24,489
Balance at October 3, 2021	$538,433	$570,145	$1,108,578
Our goodwill was impacted by the final valuations of our acquisitions, and the foreign currency translation related to the goodwill balances of our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill additions relate to our fiscal 2021 acquisitions. The purchase price allocations for our fiscal 2021 acquisitions of CRD, IRM, KZN and HLE are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuations.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at June 28, 2021 (i.e. the first day of our fourth quarter in fiscal 2021), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 150%.
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
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. This prompted a strategic review of our Asia/Pacific ("ASP") reporting unit. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey International Limited and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our former ASP reporting unit into our Client Account Management reporting unit.
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
The gross amounts of goodwill for GSG were $556.1 million and $534.0 million at fiscal 2021 and 2020 year-ends, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $691.6 million and $598.7 million at fiscal 2021 and 2020 year-ends, respectively, excluding accumulated impairment of $121.5 million for each period.
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets:

	Fiscal Year Ended
	October 3, 2021				September 27, 2020
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	($ in thousands)
Client relations	7.3	$69,455	$(43,984)	$25,471	$60,775	$(53,392)	$7,383
Backlog	0.7	34,577	(30,670)	3,907	37,682	(32,761)	4,921
Technology and trade names	3.8	14,939	(6,327)	8,612	7,964	(6,325)	1,639
Total		$118,971	$(80,981)	$37,990	$106,421	$(92,478)	$13,943
Amortization expense for the identifiable intangible assets for fiscal 2021, 2020 and 2019 was $11.5 million, $11.6 million and $11.6 million, respectively. Foreign currency translation adjustments were immaterial for fiscal 2021 and 2020.

Estimated amortization expense for the succeeding five fiscal years and beyond is as follows:

Amount
(in thousands)
2022	$9,664
2023	7,591
2024	4,983
2025	4,348
2026	3,967
Beyond	7,437
Total	$37,990
7.           Property and Equipment
Property and equipment consisted of the following:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Equipment, furniture and fixtures	$94,780	$90,942
Leasehold improvements	36,462	34,569
Total property and equipment	131,242	125,511
Accumulated depreciation	(93,509)	(90,004)
Property and equipment, net	$37,733	$35,507
The depreciation expense related to property and equipment was $12.3 million, $13.0 million and $17.3 million for fiscal 2021, 2020 and 2019, respectively.
8.           Income Taxes
Income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Income before income taxes:
United States	$211,222	$209,443	$185,535
Foreign	55,648	18,548	(10,399)
Total income before income taxes	$266,870	$227,991	$175,136

Income tax expense consisted of the following:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
		(in thousands)
Current:
Federal	$41,056	$24,102	$30,051
State	9,893	6,872	8,923
Foreign	18,887	20,398	15,016
Total current income tax expense	69,836	51,372	53,990

Deferred:
Federal	(6,034)	2,187	(9,108)
State	(2,060)	870	(1,195)
Foreign	(27,703)	(328)	(27,312)
Total deferred income tax (benefit) expense	(35,797)	2,729	(37,615)

Total income tax expense	$34,039	$54,101	$16,375
Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.3	2.7	3.3
Research and Development ("R&D") credits	(2.6)	(2.2)	(4.7)
Tax differential on foreign earnings	0.9	0.7	1.0
Non-taxable foreign interest income	(1.0)	(1.1)	(1.7)
Goodwill	—	1.5	0.9
Stock compensation	(3.3)	(2.2)	(2.4)
Valuation allowance	(9.3)	1.6	(13.5)
Change in uncertain tax positions	1.7	0.4	2.4
Return to provision	(3.7)	0.8	(0.2)
Disallowed officer compensation	2.0	0.2	0.2
Cash repatriation	2.1	—	—
Unremitted earnings	1.0	—	—
Revaluation of deferred taxes	—	—	(1.4)
Deferred tax adjustments	0.8	(1.3)	(0.4)
Transition taxes on foreign earnings	—	—	1.4
Other	0.9	1.6	3.4
Total income tax expense	12.8%	23.7%	9.3%
The effective tax rates for fiscal 2021, 2020 and 2019 were 12.8%, 23.7% and 9.3%, respectively. Our fiscal 2021 and 2019 effective tax rates reflect non-recurring net tax benefits of $21.6 million and $22.3 million, respectively, primarily consisting of valuation allowances in the United Kingdom and Australia that were released due to sufficient positive evidence being obtained in the respective years. The valuation allowances were primarily related to net operating loss and research and development credit carry-forwards and other temporary differences. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The primary factors used to assess the likelihood of realization were the past performance of the related entities and our forecast of future taxable income. The goodwill impairment charges in fiscal 2020 and 2019 and certain of the transaction charges in fiscal 2019 did not have related tax benefits. Also, income tax expense was reduced by $12.9 million, $8.3 million, $6.4 million of excess tax benefits on share-based payments in fiscal 2021, 2020, and 2019, respectively.
Excluding the impact of the valuation allowance releases, non-deductible goodwill impairment charges and transaction costs, and the excess tax benefits on share-based payments our effective tax rates in fiscal 2021, 2020, and 2019 were 25.7%, 25.6%, and 24.6% respectively.
We are currently under examination by the Internal Revenue Service for fiscal year 2018, the Canada Revenue Agency for fiscal years 2011 through 2016, and the California Franchise Tax Board for fiscal years 2014 through 2016. We are also subject to various other state audits.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Deferred Tax Assets:
State taxes	$1,342	$1,146
Reserves and contingent liabilities	6,662	6,262
Accounts receivable including the allowance for doubtful accounts	5,917	6,283
Accrued liabilities	41,657	28,223
Lease liabilities, operating leases	60,181	66,941
Stock-based compensation	3,560	5,905
Loss carry-forwards	54,825	43,475
Valuation allowance	(13,040)	(24,395)
Total deferred tax assets	161,104	133,840

Deferred Tax Liabilities:
Unbilled revenue	(5,595)	(14,451)
Prepaid expense	(8,136)	(5,967)
Right-of-use assets, operating leases	(60,181)	(66,941)
Intangibles	(40,121)	(29,130)
Undistributed earnings	(3,136)	—
Property and equipment	(85)	(1,615)
Total deferred tax liabilities	(117,254)	(118,104)

Net deferred tax assets	$43,850	$15,736
In the fourth quarter of fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. At this time, we also determined that our remaining undistributed earnings in Canada of approximately $20.1 million are no longer being indefinitely reinvested and recorded an additional deferred tax liability/expense of $3.1 million. At October 3, 2021, undistributed earnings of our other foreign subsidiaries, primarily in Australia and the U.K. of approximately $50.9 million are expected to be indefinitely reinvested in these foreign countries. Accordingly, no provision for foreign withholding taxes has been made. Assuming the indefinitely reinvested foreign earnings were repatriated under the laws and rates applicable at October 3, 2021, the incremental taxes applicable to those earnings would not be material.
At October 3, 2021, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2024 to 2037; and available foreign NOL carry forwards of $165.5 million, of which $14.7 million expire at various dates from 2024 to 2041, and $150.8 million have no expiration date. In addition, we had foreign capital loss carryforwards of $21.5 million and foreign research and development credits of $3.9 million that do not have expiration dates. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income, and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the deferred tax assets related to the loss carry-forwards for which a valuation allowance of $13.0 million has been provided.
At October 3, 2021, we had $12.9 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may significantly decrease in the next 12 months. These changes would be the result of ongoing examinations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Beginning balance	$9,228	$9,169	$8,328
Additions for current year tax positions	2,171	700	1,342
Additions for prior year tax positions	1,500	—	356
Reductions for prior year tax positions	—	(641)	(100)
Settlements	—	—	(757)
Ending balance	$12,899	$9,228	$9,169
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2021, 2020 and 2019, we accrued additional interest and penalties of $0.8 million, $0.8 million and $2.6 million, respectively, and recorded reductions in accrued interest and penalties of $0, $0 and $0.2 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at October 3, 2021, September 27, 2020 and September 29, 2019 was $5.2 million, $4.4 million and $3.6 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Credit facilities	$212,500	$291,659
Less: Current portion of long-term debt	(12,500)	(49,264)
Long-term debt	$200,000	$242,395
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

At October 3, 2021, we had $212.5 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $212.5 million under the Amended Term Loan Facility and no borrowings outstanding under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during fiscal 2021 was 1.25%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our weighted-average interest rate on borrowings outstanding during fiscal 2021 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 3.30%. At October 3, 2021, we had $449.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At October 3, 2021, we were in compliance with these covenants with a consolidated leverage ratio of 0.87x and a consolidated interest coverage ratio of 26.38x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for bank overdrafts, short-term cash advances and bank guarantees. At October 3, 2021, there were no amounts outstanding under these facilities and the aggregate amount of standby letters of credit outstanding was $53.4 million. As of October 3, 2021 we had no bank overdrafts related to our disbursement bank accounts.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2022	12,500
2023	200,000
Total	$212,500
10.         Leases
We adopted Leases (Topic 842), effective September 30, 2019 (the first day of our fiscal 2020) using the modified retrospective transition approach. Results for reporting periods beginning after the adoption date are presented under Topic 842, while prior period amounts are not adjusted and continue to be presented in accordance with our historical accounting under ASC 840.
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are primarily for certain IT equipment. The related ROU assets and lease liabilities were immaterial, and are included in "Property and equipment, net", "Other current liabilities" and "Other long-term liabilities", accordingly, in the consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset at the commencement date also includes any lease payments made to the lessor at or before the commencement date and initial direct costs less lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease costs are as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Operating lease cost	$91,076	$87,348
Sublease income	(106)	(2,216)
Other	—	72
Total lease cost	$90,970	$85,204
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Operating cash flows for operating leases	$81,943	$80,289
Right-of-use assets obtained in exchange for new operating lease liabilities	$72,076	$317,587
Supplemental balance sheet and other information related to leases are as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020
	(in thousands)
Operating leases:
Right-of-use assets	$215,422	$239,396

Lease liabilities:
Current	$67,452	$69,650
Long-term	174,285	191,955
Total operating lease liabilities	$241,737	$261,605

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.2%	2.5%
As of October 3, 2021, we do not have any material additional operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of October 3, 2021 is as follows:

Amount
(in thousands)
2022	$71,913
2023	55,528
2024	40,512
2025	29,521
2026	19,643
Beyond	40,119
Total lease payments	257,236
Less: imputed interest	(15,499)
Total present value of lease liabilities	$241,737
Rental expense for operating leases classified under ASC 840 for fiscal 2019 was $79.3 million, and was predominantly recorded within selling, general and administrative expenses.
11.         Stockholders' Equity and Stock Compensation Plans
At October 3, 2021, we had the following stock-based compensation plans:
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
•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At October 3, 2021, there were 2.3 million shares available for future awards pursuant to the 2018 EIP.
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 487,023 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).

The following table presents our stock-based compensation and related income tax benefits:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Total stock-based compensation	$23,067	$19,424	$17,618
Income tax benefit related to stock-based compensation	(4,910)	(4,318)	(4,016)
Stock-based compensation, net of tax benefit	$18,157	$15,106	$13,602
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income.
Stock Options
The following table presents our stock option activity for fiscal year ended October 3, 2021:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on September 27, 2020	539	$36.34
Exercised	(324)	34.70
Forfeited	(1)	40.80
Outstanding at October 3, 2021	214	$38.80	4.95	$24,149

Vested or expected to vest at October 3, 2021	214	$38.80	4.95	$24,149
Exercisable on October 3, 2021	179	$37.05	4.72	$20,600
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2021 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 3, 2021. This amount will change based on the fair market value of our stock. At October 3, 2021, we expect to recognize $0.1 million of unrecognized compensation cost related to stock option grants over a weighted-average period of one year.
No stock options were granted in fiscal 2021 and 2020. The aggregate intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $29.4 million, $22.4 million and $20.4 million, respectively.
Net cash proceeds from the exercise of stock options were $11.3 million, $10.3 million and $11.8 million for fiscal 2021, 2020 and 2019, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options and disqualifying dispositions of qualified options for fiscal 2021, 2020 and 2019 was $12.9 million, $8.3 million and $6.4 million, respectively.
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
PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based on 50% growth in our EPS and 50% on our relative total shareholder return over the vesting period. For these performance-

based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.
A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at September 30, 2018	488	$39.56	323	$44.27
Granted	179	66.26	90	80.41
Vested	(180)	36.95	(108)	31.63
Adjustment (1)	—	—	79	31.63
Forfeited	(17)	48.56	—	—
Nonvested balance at September 29, 2019	470	50.42	384	53.67
Granted	168	83.92	74	99.85
Vested	(178)	46.87	(162)	47.28
Adjustment (1)	—	—	64	48.36
Forfeited	(16)	65.43	(5)	83.98
Nonvested balance at September 27, 2020	444	63.93	355	64.83
Granted	118	122.02	58	153.03
Vested	(167)	59.64	(193)	57.40
Adjustment (1)	—	—	99	57.40
Forfeited	(14)	77.74	(1)	74.05
Nonvested balance at October 3, 2021	381	$83.30	318	$82.96

(1) For fiscal 2019, includes a payout adjustment of 79,465 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2016 that vested during fiscal 2019. For fiscal 2020 includes a payout adjustment of 63,643 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020. For fiscal 2021 includes a payout adjustment of 99,214 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021.
During fiscal 2021, 2020 and 2019, we awarded 117,934, 167,525 and 179,478 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2021, 2020 and 2019 was $122.02, $83.92 and $66.26, respectively. At October 3, 2021, there were 380,631 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award. We use historical data as a basis to estimate the probability of forfeitures related to RSUs and the ESPP Plan.
During fiscal 2021, 2020 and 2019, we awarded 57,542, 74,011 and 89,816 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted during fiscal 2021, 2020 and 2019 was $153.03, $99.85 and $80.41, respectively.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2021, 2020 and 2019 was $20.9 million, $17.7 million and $15.4 million, respectively, and was included in total stock-based compensation expense. At October 3, 2021, there was $31.6 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by the end of fiscal 2023.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands, except for purchase price)
Shares purchased	124	168	148
Weighted-average purchase price per share	$86.16	$51.77	$46.38
Cash received from exercise of purchase rights	$10,705	$8,715	$6,844
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
Dividend yield	1.0%	1.0%	1.0%
Expected stock price volatility	47.9%	26.5%	26.7%
Risk-free rate of return, annual	0.1%	1.6%	2.6%
Expected life (in years)	1	1	1
For fiscal 2021, 2020 and 2019, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2021, 2020 and 2019 included $2.0 million, $1.2 million and $0.9 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2021 and 2020 year-ends were $0.5 million and $0.3 million, respectively. At October 3, 2021, ESPP participants had accumulated $10.8 million to purchase our common stock.

12.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2021, 2020 and 2019, employer contributions to the U.S. plans were $26.9 million, $25.0 million and $23.3 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards, and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At October 3, 2021 and September 27, 2020, the consolidated balance sheets reflect assets of $41.4 million and $35.1 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $41.1 million and $35.0 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income. These related net gains and losses were immaterial for fiscal 2021, 2020 and 2019.
In connection with the acquisition of HLE in fiscal 2021, we assumed a defined benefit pension plan (the “Plan”), which HLE operates for all qualifying employees. The assets of the Plan are held in a separate trustee administered fund. The Plan was closed to new entrants in August 2003, except for current employees who had not attained the age of 24 at that date. The Plan was closed to future accrual on December 31, 2009. Under the agreed schedule of contributions, HLE will make no further contributions, and is to pay the expenses of administering the plan.
The change in the defined benefit obligation, the change in fair value of plan assets, and the amounts recognized in the Consolidated Statement of Income, the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for the period from July 26, 2021 (acquisition date of HLE) to October 3, 2021 were immaterial.
The Plan's funded status at October 3, 2021 was as follows:

Fair value of plan assets	$65,836
Benefit obligation	(64,830)
Net surplus	$1,006
The net surplus is reflected in other long-term assets on our consolidated balance sheet at October 3, 2021.
The fair values of the plan assets are substantially categorized within Level 2 of the fair value hierarchy. As of October 3, 2021, the fair values of the plan assets by major asset categories were as follows (in 000’s):

Equities	$13,646
Mutual funds	33,826
Liability driven investment funds	17,653
Cash/other	711
Fair value of plan assets	$65,836
We seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ both active and passive investment management strategies. The risk in our practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The target asset allocation selected for each plan reflects a risk/return profile that we believe is appropriate relative to each plan’s liability structure and return goals.
Principal assumptions used for the benefit obligation in the valuation at October 3, 2021 are as follows:

Discount rate	2.00%
Rate of inflation	2.85% to 3.50%
13.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$232,810	$173,859	$158,668
Weighted-average common shares outstanding – basic	54,078	54,235	54,986
Effect of diluted stock options and unvested restricted stock	597	787	950
Weighted-average common stock outstanding – diluted	54,675	55,022	55,936

Earnings per share attributable to Tetra Tech:
Basic	$4.31	$3.21	$2.89
Diluted	$4.26	$3.16	$2.84
For fiscal 2021, 2020 and 2019, no options were excluded from the calculation of dilutive potential common shares.
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
We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our consolidated balance sheets as accumulated other comprehensive income, and in our consolidated statements of income for those derivatives designated as fair value hedges. The derivative contracts to hedge interest exposure are categorized within Level 2 of the fair value hierarchy.
In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. As of October 3, 2021, the notional principal of our outstanding interest swap agreements was $212.5 million ($42.5 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At October 3, 2021 and September 27, 2020, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(9.4) million and $(15.5) million, respectively, of which we expect to reclassify $5.4 million from accumulated other comprehensive loss to interest expense within the next 12 months.
The fair values of our outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative Instruments as of
	Balance Sheet Location	October 3, 2021	September 27, 2020
		(in thousands)
Interest rate swap agreements	Other current liabilities	$9,394	$15,512
Changes in the fair value of the interest rate swap agreements are presented on the consolidated statements of comprehensive income as follows:

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
(Loss) gain recognized in other comprehensive income, net of tax
Interest rate swap agreements	6,117	(4,638)	(12,125)

There were no ineffective portions of derivative instruments. Accordingly, no amounts were excluded from effectiveness testing for our interest rate swap agreements. We had no other derivative instruments that were not designated as hedging instruments for fiscal 2021, 2020 and 2019.
15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2021, 2020 and 2019 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 30, 2018	$(128,602)	$1,252	$(127,350)

Other comprehensive loss before reclassifications	(21,109)	(11,247)	(32,356)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(878)	(878)
Net current-period other comprehensive loss	(21,109)	(12,125)	(33,234)

Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)

Other comprehensive income (loss) before reclassifications	3,436	(599)	2,837
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,039)	(4,039)
Net current-period other comprehensive income (loss)	3,436	(4,638)	(1,202)

Balances at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive income before reclassifications	30,641	12,175	42,816
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(6,058)	(6,058)
Net current-period other comprehensive income	30,641	6,117	36,758

Balances at October 3, 2021	$(115,634)	$(9,394)	$(125,028)

(1) This accumulated other comprehensive component is reclassified to "Interest expense" in our consolidated statements of income. See Note 14, "Derivative Financial Instruments", for more information.
16.         Fair Value Measurements
Derivative Instruments.     Our derivative instruments are categorized within Level 2 of the fair value hierarchy. For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation and Preparation" and Note 14, "Derivative Financial Instruments").
Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. (see Note 2, "Basis of Presentation and Preparation" and Note 5, "Acquisitions" for further information).
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at October 3, 2021 and September 27, 2020. At October 3, 2021, we had borrowings of $212.5 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.
Defined Benefit Pension Plan.    The fair values of the plan assets are primarily categorized within Level 2 of the fair value hierarchy. For additional information about our defined benefit pension plan (see Note 12, "Retirement Plans").

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
RCM:    We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment for fiscal 2021. As of October 3, 2021, there was no remaining backlog for RCM as all projects were complete.
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

The following tables present summarized financial information of our reportable segments:
Reportable Segments

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
Revenue
GSG	$1,942,958	$1,778,922	$1,820,671
CIG	1,325,668	1,266,059	1,342,509
RCM	613	198	(1,542)
Elimination of inter-segment revenue	(55,726)	(50,288)	(54,290)
Total revenue	$3,213,513	$2,994,891	$3,107,348

Income from operations
GSG	$195,297	$168,669	$185,263
CIG	131,720	114,022	79,633
RCM	—	—	(5,933)
Corporate (1)	(48,316)	(41,600)	(70,201)
Total income from operations	$278,701	$241,091	$188,762

(1) Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2021, 2020 and 2019 was $11.5 million, $11.6 million and $11.6 million, respectively. Additionally, Corporate results included income (loss) for fair value adjustments to contingent consideration liabilities of $3.3 million, $15.0 million and $(1.1) million for fiscal 2021, 2020 and 2019, respectively. Corporate results in fiscal, 2020 and 2019 also included $15.8 million and $7.8 million goodwill impairment charges, respectively. See Note 6 - "Goodwill and Intangible Assets" for more information.

	Balance at
	October 3, 2021	September 27, 2020
	(in thousands)
Total Assets
GSG	$604,366	$649,417
CIG	572,607	479,238
RCM	11,360	14,258
Corporate (1)	1,388,229	1,235,645
Total assets	$2,576,562	$2,378,558

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
Revenue:	October 3, 2021	September 27, 2020	September 29, 2019
	(in thousands)
United States	$2,256,086	$2,107,459	$2,247,780
Foreign countries (1)	957,427	887,432	859,568
Total	$3,213,513	$2,994,891	$3,107,348

	Balance at
Long-lived assets (2):	October 3, 2021	September 27, 2020
	(in thousands)
United States	$215,689	$230,933
Foreign countries (1)	87,771	108,348
Total	$303,460	$339,281

(1) Includes revenue and long-lived assets from our foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.
(2) Excludes goodwill, intangible assets and deferred income taxes.
Fiscal 2022 Reportable Segments
On the first day of fiscal 2022, we created a new High Performance Buildings division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment with annual revenue of approximately $170 million to our CIG reportable segment. Beginning in the first quarter of fiscal 2022, our segment reporting will reflect this transfer and our historical comparisons will be revised to be consistent with the fiscal 2022 presentation.

19.         Related Party Transactions
We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for fiscal 2021, 2020 and 2019 was $95.5 million, $88.2 million and $99.1 million, respectively. Our related reimbursable costs for fiscal 2021, 2020 and 2019 were $92.4 million, $86.4 million and $98.5 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	October 3, 2021	September 27, 2020
	(in thousands)
Accounts receivable, net	$19,082	$20,884
Contract assets	5,092	3,261
Contract liabilities	3,026	478
20.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal years ended October 3, 2021 and September 27, 2020 reflect all adjustments necessary for a fair statement of the results of operations.
In the fourth quarter of fiscal 2021 we recognized a non-recurring net tax benefit of $21.6 million primarily consisting of valuation allowances in the United Kingdom that were released due to sufficient positive evidence being obtained.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2021
Revenue	$765,104	$754,764	$801,633	$892,012
Income from operations	66,252	60,807	69,807	81,836
Net income attributable to Tetra Tech	52,436	45,517	51,903	82,954
Earnings per share attributable to Tetra Tech:
Basic	$0.97	$0.84	$0.96	$1.54
Diluted	$0.96	$0.83	$0.95	$1.52

Weighted-average common shares outstanding:
Basic	53,927	54,187	54,117	54,019
Diluted	54,637	54,736	54,666	54,597

Fiscal Year 2020
Revenue	$797,623	$734,133	$709,771	$753,364
Income from operations	63,302	47,530	63,525	66,735
Net income attributable to Tetra Tech	47,310	36,397	45,497	44,654
Earnings per share attributable to Tetra Tech:
Basic	$0.87	$0.67	$0.84	$0.83
Diluted	$0.85	$0.66	$0.83	$0.82

Weighted-average common shares outstanding:
Basic	54,560	54,699	53,985	53,841
Diluted	55,438	55,463	54,692	54,603

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At October 3, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at October 3, 2021, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at October 3, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 24, 2021, appears on pages 55-56 of this Form 10-K.
Consistent with the guidance issued by the Securities and Exchange Commission Staff, management has excluded HLE, which we acquired on July 26, 2021, from its evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2021. The total assets and revenue related to HLE, a wholly owned subsidiary, are approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended October 3, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2022 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a.)	1	Financial Statements
		The Index to Financial Statements and Financial Statement Schedule on page 54 is incorporated by reference as the list of financial statements required as part of this Report.
	2	Financial Statement Schedule
		The Index to Financial Statements and Financial Statement Schedule on page 54 is incorporated by reference as the list of financial statement schedules required as part of this Report.
	3	Exhibits
		The exhibit list in the Index to Exhibits on pages 97 is incorporated by reference as the list of exhibits required as part of this Report.

Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 29, 2019, September 27, 2020 and October 3, 2021
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Other (3)	Balance at End of Period
Allowance for doubtful accounts (1):
Fiscal 2019	$5,188	$7,242	$(1,868)	—	$10,562
Fiscal 2020	10,562	1,472	(4,887)	—	7,147
Fiscal 2021	7,147	(4,130)	195	1,140	4,352

Income tax valuation allowance:
Fiscal 2019	$21,479	$255	$(23,714)	$22,523	$20,543
Fiscal 2020	20,543	3,852	—	—	24,395
Fiscal 2021	24,395	13,698	(26,059)	1,006	13,040

(1) Reflects updated presentation of allowance for doubtful accounts to include expected credit losses in anticipation of our adoption of ASU 2016-13 in the first quarter of fiscal 2021.
(2) Primarily represents write-offs of uncollectible amounts, net of recoveries for the allowance for doubtful accounts. The income tax valuation amount represents the release of valuation allowances in the United Kingdom and Canada in fiscal 2021 and Australia in fiscal 2019.
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

21.	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 99 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+

101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended October 3, 2021 , formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)
_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 24, 2021		Dan L. Batrack Chairman and Chief Executive Officer
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman and Chief Executive Officer	November 24, 2021
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 24, 2021
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 24, 2021
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 24, 2021
Gary R. Birkenbeuel
/s/ PATRICK C. HADEN	Director	November 24, 2021
Patrick C. Haden
/s/ J. CHRISTOPHER LEWIS	Director	November 24, 2021
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 24, 2021
Joanne M. Maguire
/s/ KIMBERLY E. RITRIEVI	Director	November 24, 2021
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 24, 2021
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 24, 2021
Kirsten M. Volpi