Form 10-Q
period 2022-01-02
TETRA TECH INC
filed 2022-02-04
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended January 2, 2022

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
Yes ☐   No  ☒

As of January 24, 2022, 53,999,410 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	January 2, 2022	October 3, 2021
Current assets:
Cash and cash equivalents	$205,542	$166,568
Accounts receivable, net	696,586	668,998
Contract assets	98,439	103,784
Prepaid expenses and other current assets	103,266	112,338
Income taxes receivable	9,567	14,260
Total current assets	1,113,400	1,065,948

Property and equipment, net	35,428	37,733
Right-of-use assets, operating leases	212,018	215,422
Investments in unconsolidated joint ventures	3,893	3,282
Goodwill	1,123,060	1,108,578
Intangible assets, net	36,535	37,990
Deferred tax assets	58,876	54,413
Other long-term assets	57,246	53,196
Total assets	$2,640,456	$2,576,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142,847	$128,767
Accrued compensation	166,002	206,322
Contract liabilities	219,519	190,403
Short-term lease liabilities, operating leases	65,185	67,452
Current portion of long-term debt and other short-term borrowings	16,728	12,504
Current contingent earn-out liabilities	21,931	19,520
Other current liabilities	217,056	223,515
Total current liabilities	849,268	848,483

Deferred tax liabilities	13,916	10,563
Long-term debt	246,875	200,000
Long-term lease liabilities, operating leases	172,795	174,285
Long-term contingent earn-out liabilities	43,839	39,777
Other long-term liabilities	75,818	69,163

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 2, 2022 and October 3, 2021	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,999 and 53,981 shares at January 2, 2022 and October 3, 2021, respectively	540	540
Accumulated other comprehensive loss	(123,048)	(125,028)
Retained earnings	1,360,390	1,358,726
Tetra Tech stockholders’ equity	1,237,882	1,234,238
Noncontrolling interests	63	53
Total stockholders' equity	1,237,945	1,234,291
Total liabilities and stockholders' equity	$2,640,456	$2,576,562
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	January 2, 2022	December 27, 2020
Revenue	$858,510	$765,104
Subcontractor costs	(179,177)	(159,933)
Other costs of revenue	(539,567)	(488,861)
Gross profit	139,766	116,310
Selling, general and administrative expenses	(52,546)	(50,058)
Income from operations	87,220	66,252
Interest expense, net	(2,904)	(3,026)
Income before income tax expense	84,316	63,226
Income tax expense	(15,817)	(10,778)
Net income	68,499	52,448
Net income attributable to noncontrolling interests	(10)	(12)
Net income attributable to Tetra Tech	$68,489	$52,436
Earnings per share attributable to Tetra Tech:
Basic	$1.27	$0.97
Diluted	$1.25	$0.96
Weighted-average common shares outstanding:
Basic	53,937	53,927
Diluted	54,577	54,637

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	January 2, 2022	December 27, 2020
Net income	$68,499	$52,448

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(686)	32,393
Gain on cash flow hedge valuations, net of tax	2,666	1,476
Other comprehensive income, net of tax	1,980	33,869

Comprehensive income, net of tax	$70,479	$86,317
Comprehensive income attributable to noncontrolling interests, net of tax	10	14
Comprehensive income attributable to Tetra Tech, net of tax	$70,469	$86,303

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	January 2, 2022	December 27, 2020
Cash flows from operating activities:
Net income	$68,499	$52,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,111	6,238
Equity in income of unconsolidated joint ventures	(1,440)	(1,107)
Distributions of earnings from unconsolidated joint ventures	842	931
Amortization of stock-based awards	5,828	4,898
Deferred income taxes	(878)	954
(Gain) loss on sale of property and equipment	239	(7)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(21,560)	(11,400)
Prepaid expenses and other assets	5,364	11,813
Accounts payable	14,056	23,631
Accrued compensation	(40,321)	(61,690)
Contract liabilities	29,227	27,392
Other liabilities	11,615	(23,373)
Income taxes receivable/payable	4,837	2,452
Net cash provided by operating activities	82,419	33,180
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(8,858)	—
Capital expenditures	(1,518)	(1,795)
Proceeds from sales of assets	3,514	9
Net cash used in investing activities	(6,862)	(1,786)
Cash flows from financing activities:
Proceeds from borrowings	50,831	123,533
Repayments on long-term debt	(3,956)	(114,752)
Bank overdrafts	4,158	—
Repurchases of common stock	(50,000)	(15,000)
Taxes paid on vested restricted stock	(24,949)	(17,330)
Stock options exercised	960	7,495
Dividends paid	(10,793)	(9,198)
Payments of contingent earn-out liabilities	(1,720)	(7,037)
Principal payments on finance leases	(945)	(538)
Net cash used in financing activities	(36,414)	(32,827)

Effect of exchange rate changes on cash and cash equivalents	(169)	7,356
Net increase in cash and cash equivalents	38,974	5,923
Cash and cash equivalents at beginning of period	166,568	157,515
Cash and cash equivalents at end of period	$205,542	$163,438
Supplemental information:
Cash paid during the period for:
Interest	$2,456	$1,968
Income taxes, net of refunds received of $2.3 million and $1.1 million	$11,535	$5,696
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 27, 2020 and January 02, 2022
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					52,436	52,436	12	52,448
Other comprehensive income				33,867		33,867	2	33,869
Cash dividends of $0.17 per common share					(9,198)	(9,198)		(9,198)
Stock-based compensation			4,898			4,898		4,898
Restricted & performance shares released	209	2	(17,332)			(17,330)		(17,330)
Stock options exercised	198	2	7,493			7,495		7,495
Shares issued for Employee Stock Purchase Plan	124	1	10,698			10,699		10,699
Stock repurchases	(135)	(1)	(5,757)		$(9,242)	(15,000)		(15,000)
BALANCE AT DECEMBER 27, 2020	54,193	$542	$—	$(127,919)	$1,232,563	$1,105,186	$68	$1,105,254

BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	53	$1,234,291
Net income					68,489	68,489	10	68,499
Other comprehensive income				1,980		1,980		1,980
Cash dividends of $0.20 per common share					(10,793)	(10,793)		(10,793)
Stock-based compensation			5,828			5,828		5,828
Restricted & performance shares released	182	2	(18,916)		(6,035)	(24,949)		(24,949)
Stock options exercised	20	—	960			960		960
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(290)	(3)	—		(49,997)	(50,000)		(50,000)
BALANCE AT JANUARY 2, 2022	53,999	$540	$—	$(123,048)	$1,360,390	$1,237,882	$63	$1,237,945

See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full year or for future years.

Beginning in fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new High Performance Buildings ("HPB") division in our Commercial/International Services Group ("CIG") reportable segment. As a result, we transferred some related operations in our Government Services Group ("GSG") reportable segment to our CIG reportable segment. Prior year amounts for reportable segments have been reclassified to conform to the current year presentation.

2.                                   Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to general principles in Topic 740 and amending certain existing guidance for clarity. We adopted this guidance in the first quarter of fiscal 2022, and the adoption did not have an impact on our consolidated financial statements.

In May 2020, the Securities and Exchange Commission issued guidance amending certain financial disclosures about acquired and disposed businesses. The amendments are designed to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed business is significant, and to improve the related disclosure requirements. We adopted this guidance in the first quarter of fiscal 2022, and the adoption did not have an impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for us beginning in the first quarter of fiscal 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. We are currently assessing the impact this standard will have on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. ASU 2021-10 is effective for us beginning in the first quarter of fiscal 2023, with early adoption permitted. This guidance should be applied prospectively to all transactions that are reflected in the financial statements at the date of initial application and to new transactions that are entered into after that date, or retrospectively. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended
	January 2, 2022	December 27, 2020
	(in thousands)
Client Sector:
U.S. state and local government	$159,008	$125,008
U.S. federal government (1)	266,797	265,873
U.S. commercial	176,904	157,787
International (2)	255,801	216,436
Total	$858,510	$765,104

Contract Type:
Fixed-price	$331,248	$274,406
Time-and-materials	395,648	355,270
Cost-plus	131,614	135,428
Total	$858,510	$765,104

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three months ended January 2, 2022 and December 27, 2020.

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

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Contract assets (1)	$98,439	$103,784
Contract liabilities	(219,519)	(190,403)
Net contract liabilities	$(121,080)	$(86,619)

(1)     Includes $13.5 million and $12.2 million of contract retentions as of January 2, 2022 and October 3, 2021, respectively.

In the first quarters of fiscal 2022 and 2021, we recognized revenue of approximately $63 million and $60 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2021 and 2020, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable revenue and operating income adjustments of $2.8 million in the first quarter of fiscal 2022. For the first quarter of fiscal 2021, these net adjustments to our revenue and operating income were immaterial.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of January 2, 2022 and October 3, 2021, our consolidated balance sheets included liabilities for anticipated losses of $14.2 million and $12.7 million, respectively. The estimated cost to complete these related contracts as of January 2, 2022 and October 3, 2021 was approximately $116 million and $104 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Billed	$441,652	$432,814
Unbilled	259,918	240,536
Total accounts receivable	701,570	673,350
Allowance for doubtful accounts	(4,984)	(4,352)
Total accounts receivable, net	$696,586	$668,998

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at January 2, 2022 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

Total accounts receivable at January 2, 2022 and October 3, 2021 included approximately $11 million for each period, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.

We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first quarters of fiscal 2022 and fiscal 2021, we recorded no gains or losses related to claims.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at January 2, 2022 and October 3, 2021.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.4 billion of RUPO as of January 2, 2022. RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO as of January 2, 2022 over the following periods:

Amount
(in thousands)
Within 12 months	$2,042,908
Beyond	1,392,475
Total	$3,435,383

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Our operations and maintenance contracts can generally be terminated by the clients without a substantive financial penalty. Therefore, the remaining performance obligations on such contracts are limited to the notice period required for the termination (usually 30, 60, or 90 days).

4.            Acquisitions

In the first quarter of fiscal 2022, our acquisition activity was immaterial. In fiscal 2021, we acquired Coanda Research and Development Corporation ("CRD"), The Kaizen Company (“KZN”), IBRA-RMAC Automation Solutions (“IRM”), and the partnership interests of Hoare Lea, LLP and Subsidiaries ("HLE"). CRD is based in Burnaby, British Columbia and provides world-class expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries. KZN is based in Washington, DC and provides international development advisory and management consulting services offering a suite of innovative tools that support advanced solutions in health, education, governance, peace and stability, and sustainable economic growth. IRM is based in San Diego, California, and provides digital water transformation consulting services and an innovative suite of tools to address complex water system modernization challenges. HLE is a leader in sustainable engineering design based in Bristol, United Kingdom. It was established in 1862 and is an award-winning high-end consultancy firm in the United Kingdom, with more than 900 employees, providing innovative solutions to complex engineering and design challenges for sustainable infrastructure and high performance buildings. CRD and HLE are part of our CIG segment, and KZN and IRM are part of our GSG segment. The total fair value of the purchase price for these acquisitions was $151.7 million. This amount was comprised of $101.4 million in initial cash payments made to the sellers, and $50.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $74.0 million, based upon the achievement of specified operating income targets in each of the three to four years following the acquisitions.

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

We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally three to five years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first quarter of fiscal 2022, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. For the first quarters of fiscal 2022 and 2021, we had no material adjustments to our contingent earn-out liabilities in operating income.

At January 2, 2022, there was a total potential maximum of $119.4 million of outstanding contingent consideration related to acquisitions. Of this amount, $65.8 million was estimated as the fair value and accrued on our consolidated balance sheet. If the global economic disruption related to the COVID-19 pandemic is prolonged, we could have significant reductions in our contingent earn-out liabilities and related gains in our operating income in future periods.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at October 3, 2021	$538,433	$570,145	$1,108,578
Goodwill reallocation	(51,497)	51,497	—
Acquisition activity	14,671	—	14,671
Translation and adjustments	44	(233)	(189)
Balance at January 2, 2022	$501,651	$621,409	$1,123,060

Our goodwill balances reflect the goodwill reallocation related to the creation of our new HPB division on the first day of fiscal 2022, which included a transfer of some related operations in our GSG reportable segment to our CIG reportable segment. The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $519.4 million and $556.1 million at January 2, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $742.9 million and $691.6 million at January 2, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $121.5 million for each period.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at June 28, 2021 (i.e. the first day of our fourth quarter in fiscal 2021) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. As of June 28, 2021, and after the reallocation of goodwill on the first day of fiscal 2022, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 150%.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	Period Ended
	January 2, 2022				October 3, 2021
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	($ in thousands)
Client relations	6.4	$43,646	$(18,723)	$24,923	$69,455	$(43,984)	$25,471
Backlog	1.2	32,113	(28,573)	3,540	34,577	(30,670)	3,907
Technology and trade names	4.3	14,936	(6,864)	8,072	14,939	(6,327)	8,612
Total		$90,695	$(54,160)	$36,535	$118,971	$(80,981)	$37,990

Amortization expense for the three months ended January 2, 2022 was $2.7 million, compared to $3.4 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2022 and succeeding years is as follows:

Amount
(in thousands)
2022	$7,733
2023	7,859
2024	5,193
2025	4,359
2026	3,963
Beyond	7,428
Total	$36,535

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Equipment, furniture and fixtures	$95,228	$94,780
Leasehold improvements	36,472	36,462
Total property and equipment	131,700	131,242
Accumulated depreciation	(96,272)	(93,509)
Property and equipment, net	$35,428	$37,733

The depreciation expense related to property and equipment was $3.4 million for the three months ended January 2, 2022, compared to $2.9 million for the prior-year period.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first quarter of fiscal 2022, we repurchased and settled 290,196 shares with an average price of $172.30 per share for a total cost of $50.0 million in the open market. At January 2, 2022, we had a remaining balance of $497.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first quarters of fiscal 2022 and 2021:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793

November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198

Subsequent Event.  On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are primarily for certain information technology equipment. The related ROU assets and lease liabilities were immaterial, and are included in "Property and equipment, net", "Other current liabilities" and "Other long-term liabilities", accordingly, in the consolidated balance sheets at January 2, 2022 and October 3, 2021.

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

The components of lease costs are as follows:

	Three Months Ended
	January 2, 2022	December 27, 2020
	(in thousands)
Operating lease cost	$21,751	$22,069
Sublease income	(125)	(29)
Total lease cost	$21,626	$22,040

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	January 2, 2022	December 27, 2020
	(in thousands)
Operating cash flows for operating leases	$17,519	$18,800
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,347	$10,293

Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Operating leases:
Right-of-use assets	$212,018	$215,422

Lease liabilities:
Current	65,185	67,452
Long-term	172,795	174,285
Total operating lease liabilities	$237,980	$241,737

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.1%	2.2%

As of January 2, 2022, we do not have any material additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities at January 2, 2022 is as follows:

Amount
(in thousands)
2022	$53,596
2023	57,830
2024	42,775
2025	31,876
2026	21,407
Beyond	45,581
Total lease payments	253,065
Less: imputed interest	(15,085)
Total present value of lease liabilities	$237,980

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three months ended January 2, 2022 was $5.8 million, compared to $4.9 million for the same period last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2022, we awarded 41,199 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimate fair value of $227.94 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 70,976 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $188.32 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	January 2, 2022	December 27, 2020
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$68,489	$52,436

Weighted-average common shares outstanding – basic	53,937	53,927
Effect of dilutive stock options and unvested restricted stock	640	710
Weighted-average common shares outstanding – diluted	54,577	54,637

Earnings per share attributable to Tetra Tech:
Basic	$1.27	$0.97
Diluted	$1.25	$0.96

11.                                  Income Taxes

The effective tax rates for the first three months of fiscal 2022 and 2021 were 18.8% and 17.0%, respectively. Income tax expense was reduced by $4.5 million and $6.1 million of excess tax benefits on share-based payments in the first three months of fiscal 2022 and 2021, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first three months fiscal 2022 and 2021 were 24.1% and 26.8%, respectively.

As of January 2, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $13.4 million and $14.1 million, respectively. These uncertain tax positions substantially relate to ongoing examinations. It is reasonably possible that these examinations will be resolved within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, high performance buildings, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

Beginning in fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new HPB division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Accordingly, related balances in our segment reporting for the first quarter of fiscal 2021 have been reclassified to conform to the current year presentation.

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

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended
	January 2, 2022	December 27, 2020
	(in thousands)
Revenue
GSG	$456,099	$424,663
CIG	416,286	356,526
Elimination of inter-segment revenue	(13,875)	(16,085)
Total revenue	$858,510	$765,104

Income from operations
GSG	$51,179	$42,695
CIG	45,308	34,563
Corporate (1)	(9,267)	(11,006)
Total income from operations	$87,220	$66,252

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Total Assets
GSG	$575,206	$545,533
CIG	703,777	698,916
RCM	11,316	11,360
Corporate (1)	1,350,157	1,320,753
Total assets	$2,640,456	$2,576,562

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021). The carrying value of our long-term debt approximated fair value at January 2, 2022 and October 3, 2021. At January 2, 2022, we had borrowings of $259.4 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of January 2, 2022, the notional principal of our outstanding interest swap agreements was $209.4 million ($41.9 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At January 2, 2022 and October 3, 2021, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was $(6.7) million and $(9.4) million, which were reported in "Other current liabilities" on our consolidated balance sheets. Additionally, the related gains of $2.7 million for the three months ended January 2, 2022, compared to related gains of $1.5 million for the prior-year period, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify $4.6 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first three months of fiscal 2022.

15.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three months ended January 2, 2022 and December 27, 2020 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive income before reclassifications	32,391	2,978	35,369
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,502)	(1,502)
Net current-period other comprehensive income	32,391	1,476	33,867

Balance at December 27, 2020	$(113,884)	$(14,035)	$(127,919)

Balance at October 3, 2021	$(115,634)	$(9,394)	$(125,028)
Other comprehensive income (loss) before reclassifications	(686)	4,032	3,346
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,366)	(1,366)
Net current-period other comprehensive income (loss)	(686)	2,666	1,980

Balance at January 2, 2022	$(116,320)	$(6,728)	$(123,048)

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

17.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the first quarter of fiscal 2022 and 2021 was approximately $26 million and $22 million, respectively. Related reimbursable costs for the first quarter of fiscal 2022 and 2021 were $25 million and $21 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	January 2, 2022	October 3, 2021
	(in thousands)
Accounts receivable, net	$16,323	$19,082
Contract assets	4,126	5,092
Contract liabilities	3,978	3,026

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	January 2, 2022	December 27, 2020
Client Sector
U.S. state and local government	18.5%	16.3%
U.S. federal government (1)	31.1	34.8
U.S. commercial	20.6	20.6
International (2)	29.8	28.3
Total	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. RCM's projects were complete at the end of fiscal 2018; however, there are a few outstanding claims currently in dispute resolution. There were no significant operating activities in RCM in the first quarters of fiscal 2022 and 2021.

Government Services Group (“GSG”).  GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology, and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste, and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom, and Australia.

Commercial/International Services Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, high performance buildings, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

Beginning in fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new High Performance Buildings division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Certain prior year amounts for reportable segments have been reclassified to conform to the current year presentation.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	January 2, 2022	December 27, 2020
Reportable Segment
GSG	53.1%	55.5%
CIG	48.5	46.6
Inter-segment elimination	(1.6)	(2.1)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	January 2, 2022	December 27, 2020
Contract Type
Fixed-price	38.6%	35.9%
Time-and-materials	46.1	46.4
Cost-plus	15.3	17.7
Total	100.0%	100.0%

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

In the first quarter of fiscal 2022, revenue increased 12.2% compared to the prior-year quarter. This year-over-year growth primarily reflects increased activity with U.S. state and local government clients and commercial clients, both in the U.S. and international. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in the first quarter of fiscal 2021.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 27.2% in the first quarter of fiscal 2022 compared to the same quarter last year. The increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas, and Florida. Our disaster response activities also increased compared to the first quarter of fiscal 2021. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2022.

U.S. Federal Government.  Our U.S. federal government revenue increased 0.3% in the first quarter of fiscal 2022 compared to the prior-year quarter. These stable results reflect increased year-over-year revenue for both Department of Defense and civilian agencies, which were substantially offset by reduced international development activity in Afghanistan. During periods of economic volatility, including during the COVID-19 pandemic, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow in the remainder of fiscal 2022 primarily due to increased advanced analytics activity and the current administration's focus on long-term infrastructure, climate change, and international development.

U.S. Commercial.  Our U.S. commercial revenue increased 12.1% in the first quarter of fiscal 2022 compared to the same quarter last year. This increase was primarily due to more activity on environmental programs, including meeting net zero carbon goals and high performance buildings. We expect these trends and the related growth in our U.S. commercial work to continue for the remainder of fiscal 2022.

International.  Our international revenue increased 18.2% in the first quarter of fiscal 2022 compared to the prior-year quarter. The revenue growth primarily reflects government stimulus spending on infrastructure and increased commercial activity related to new regulatory requirements for sustainability. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in the first quarter of fiscal 2021. We expect these trends and the related growth in our international work to continue for the remainder of fiscal 2022.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	January 2, 2022	December 27, 2020	Change
			$	%
	($ in thousands, except per share data)
Revenue	$858,510	$765,104	$93,406	12.2%
Subcontractor costs	(179,177)	(159,933)	(19,244)	(12.0)
Revenue, net of subcontractor costs (1)	679,333	605,171	74,162	12.3
Other costs of revenue	(539,567)	(488,861)	(50,706)	(10.4)
Gross profit	139,766	116,310	23,456	20.2
Selling, general and administrative expenses	(52,546)	(50,058)	(2,488)	(5.0)
Income from operations	87,220	66,252	20,968	31.6
Interest expense	(2,904)	(3,026)	122	4.0
Income before income tax expense	84,316	63,226	21,090	33.4
Income tax expense	(15,817)	(10,778)	(5,039)	(46.8)
Net income	68,499	52,448	16,051	30.6
Net income attributable to noncontrolling interests	(10)	(12)	2	16.7
Net income attributable to Tetra Tech	$68,489	$52,436	$16,053	30.6
Diluted earnings per share	$1.25	$0.96	$0.29	30.2%

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

In the first quarter of fiscal 2022, revenue and revenue, net of subcontractor costs, increased $93.4 million, or 12.2%, and $74.2 million, or 12.3%, respectively, compared to year-ago quarter. Excluding the contributions from acquisitions that did not have activity in the first quarter of last year, our revenue increased approximately 7% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $31.4 million, or 7.4%, and $22.5 million, or 7.4%, respectively, in the first quarter of fiscal 2022 compared to last year's first quarter. Our CIG segment's revenue increased $59.8 million, or 16.8%, and revenue, net of subcontractor costs, increased $51.7 million, or 17.2% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Our first quarter of fiscal 2022 results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude a non-operating benefit of Employee Retention Credits ("ERC's") related to COVID-19. The effective tax rate applied to the adjustment to earnings per share ("EPS") to arrive at adjusted EPS was 26% for fiscal 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding as reflected in our consolidated statements of income.

	Three Months Ended
	January 2, 2022	December 27, 2020	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$87,220	$66,252	$20,968	31.6%
COVID-19 Credits	(4,451)	—	(4,451)	NM
Adjusted income from operations (1)	$82,769	$66,252	$16,517	24.9%

EPS	$1.25	$0.96	$0.29	30.2%
COVID-19 Credits	(0.06)	—	(0.06)	NM
Adjusted EPS (1)	$1.19	$0.96	$0.23	24.0%

NM = not meaningful
(1) Non-GAAP financial measure

Operating income increased $21.0 million, or 31.6%, in the first quarter of fiscal 2022 compared to the year-ago quarter. In the first quarter of fiscal 2022, we recognized the benefit of ERC's totaling $4.5 million, which represent reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. These amounts were recognized in the first quarter of fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other Costs of Revenue" in our Consolidated Statement of Income and an increase to "Cash Provided by Operations" in our Consolidated Statement of Cash Flows for the first quarter of fiscal 2022, consistent with the presentation of the related costs in the second quarter of fiscal 2020. The ERC's increased operating income in our GSG and CIG segments $3.1 million and $1.4 million, respectively.

Excluding the ERC's, our adjusted operating income increased $16.5 million, or 24.9%, in the first quarter of fiscal 2022 compared to the same quarter last year. The increase reflects improved results in our GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

Our net interest expense was $2.9 million in the first quarter of fiscal 2022 compared to $3.0 million in the prior-year quarter. The benefit of lower average year-over-year borrowings was substantially offset by the increased interest expense related to our contingent earn-out liabilities.

The effective tax rates for the first quarters of fiscal 2022 and 2021 were 18.8% and 17.0%, respectively. Income tax expense was reduced by $4.5 million and $6.1 million of excess tax benefits on share-based payments in the first quarters of fiscal 2022 and 2021, respectively. Excluding the impact of these tax benefits, our effective tax rates for the first quarters of fiscal 2022 and 2021 were 24.1% and 26.8%, respectively.

Our EPS was $1.25 in the first quarter of fiscal 2022, compared to $0.96 in the year-ago quarter. On the same basis as our adjusted operating income, EPS was $1.19 in the first quarter of fiscal 2022 compared to $0.96 in the first quarter of fiscal 2021.

Segment Results of Operations

Government Services Group

	Three Months Ended
	January 2, 2022	December 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$456,099	$424,663	$31,436	7.4%
Subcontractor costs	(129,004)	(120,031)	(8,973)	(7.5)
Revenue, net of subcontractor costs	$327,095	$304,632	$22,463	7.4

Income from operations	$51,179	$42,695	$8,484	19.9%

Revenue increased $31.4 million and revenue, net of subcontractor costs, increased $22.5 million in the first quarter of fiscal 2022 compared to the year-ago quarter; both reflecting increases of 7.4%. These increases primarily reflect higher U.S. state and local government activities related to water and environmental programs, and disaster response. The increases also reflect contributions from acquisitions, which did not have comparable revenue in the first quarter of last year.

Operating income increased $8.5 million, or 19.9%, in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Operating income in the first quarter of fiscal 2022 included $3.1 million of the aforementioned ERC's. Excluding this benefit, operating income increased 12.8% in the first quarter of fiscal 2022 compared to the same period last year. Our operating margin, based on revenue, net of subcontractor costs, improved to 15.6% in the first quarter of fiscal 2022 compared to 14.0% in last year's first quarter. Excluding the ERC's, our operating margin was 14.7% in the first quarter of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Commercial/International Services Group

	Three Months Ended
	January 2, 2022	December 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$416,286	$356,526	$59,760	16.8%
Subcontractor costs	(64,048)	(55,987)	(8,061)	(14.4)
Revenue, net of subcontractor costs	$352,238	$300,539	$51,699	17.2

Income from operations	$45,308	$34,563	$10,745	31.1%

Revenue and revenue, net of subcontractor costs, increased $59.8 million, or 16.8%, and $51.7 million, or 17.2%, respectively, in the first quarter of fiscal 2022 compared to the prior-year quarter. The revenue growth in the first quarter of fiscal 2022 primarily reflects more activity on commercial environmental programs, including meeting net zero carbon goals and high performance buildings. These increases were also due to international government stimulus spending on infrastructure. Additionally, revenue in the first quarter of fiscal 2022, includes contributions from acquisitions, which did not have comparable revenue in the first quarter last year.

Operating income increased $10.7 million, or 31.1%, in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021 primarily due to revenue growth. Additionally, operating income in the first quarter of fiscal 2022 included $1.4 million of the aforementioned ERC's. Excluding this benefit, operating income increased 27.2% in the first quarter of fiscal 2022 compared to the year-ago quarter. Our operating margin, based on revenue, net of subcontractor costs, improved to 12.9% in the first quarter of fiscal 2022 compared to 11.5% in the prior-year quarter. Excluding the ERC's, our operating margin was 12.5% in the first quarter of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At January 2, 2022 and October 3, 2021, the differences between our backlog and RUPO of $3.4 billion were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of January 2, 2022, we had $205.5 million of cash and cash equivalents and access to an additional $699 million of borrowings available under our credit facility. During the first quarter of fiscal 2022, we generated $82.4 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first quarter of fiscal 2022, we repurchased and settled 290,196 shares with an average price of $172.30 per share for a total cost of $50.0 million in the open market. At January 2, 2022, we had a remaining balance of $497.8 million under our stock repurchase program.

On November 15, 2021, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on December 20, 2021 to stockholders of record as of the close of business on December 2, 2021.

Subsequent Event.  On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.20 per share payable on February 25, 2022 to stockholders of record as of the close of business on February 11, 2022.

Cash and Cash Equivalents.  As of January 2, 2022, our cash and cash equivalents were $205.5 million, an increase of $39.0 million compared to the fiscal 2021 year-end. The increase was due to net cash provided by operating activities and net borrowings of long-term debt, partially offset by stock repurchases, dividends, as well as payments for taxes on vested restricted stock, business acquisitions and contingent earn-outs.

Operating Activities.  For the first quarter of fiscal 2022, net cash provided by operating activities was $82.4 million, an increase of $49.2 million compared to the prior-year quarter. The increase primarily reflects an increase in earnings adjusted for non-cash items and improved working capital from faster collections of our receivables in the first quarter of fiscal 2022 compared to the same quarter last year.

Investing Activities.  For the first quarter of fiscal 2022, net cash used in investing activities was $6.9 million, an increase of $5.1 million compared to the year-ago quarter. The increase was due to a payment related to an acquisition in the first quarter of fiscal 2022, partially offset by the proceeds from sales of assets in the first quarter of fiscal 2021.

Financing Activities.  For the first quarter of fiscal 2022, net cash used in financing activities was $36.4 million, an increase of $3.6 million compared to the same quarter last year. The increase was due to higher stock repurchases, taxes paid on vested restricted stock and stock options exercised, partially offset by a net increase of borrowings of long-term debt and lower contingent earn-out payments compared to the year-ago quarter.

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

As of January 2, 2022, we had $259.4 million. in outstanding borrowings under the Amended Credit Agreement, which was comprised of $209.4 million under the Amended Term Loan Facility and $50.0 million outstanding under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during January 2, 2022 is 1.21%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our weighted-average interest rate on borrowings outstanding during the three months ended January 2, 2022 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.73%. At January 2, 2022, we had $399.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.00 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At January 2, 2022, we were in compliance with these covenants with a consolidated leverage ratio of 1.01x and a consolidated interest coverage ratio of 27.52x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At January 2, 2022, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $53.1 million. As of January 2, 2022, we had $4.2 million of bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2022:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 15, 2021	$0.20	December 2, 2021	$10,793	December 20, 2021
January 31, 2022	$0.20	February 11, 2022	N/A	February 25, 2022

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

Based on projected future operating results in certain jurisdictions, it is unlikely that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of January 2, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $13.4 million and $14.1 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At January 2, 2022, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $53.1 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021. To date, there have been no material changes in our critical accounting policies as reported in our 2021 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.00% to 1.75% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Eurocurrency rate plus 1.00%) plus a margin that ranges from 0% to 0.75% per annum. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a Eurodollar rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a Eurodollar rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on July 30, 2023. At January 2, 2022, we had $259.4 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $209.4 million under the Amended Term Loan Facility and $50.0 million outstanding under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during first quarter of fiscal 2022 was 1.21%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of January 2, 2022, the notional principal of our outstanding interest swap agreements was $209.4 million ($41.9 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at January 2, 2022, was 3.73%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first quarter of fiscal 2021, we reported $1.3 million of foreign currency losses in “Selling, general and administrative expenses” on our consolidated statements of income. The foreign currency impact for the first quarter of fiscal 2022 was immaterial.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2022 and 2021, 29.8% and 28.3% of our consolidated revenue, respectively, was generated by our international business. For the first quarter of fiscal 2022, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in our equity by $0.7 million compared to an increase in equity of $32.4 million in the first quarter of fiscal 2021. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of January 2, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 16, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2021 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first quarter of fiscal 2022, we repurchased and settled 290,196 shares with an average price of $172.30 per share for a total cost of $50.0 million in the open market. At January 2, 2022, we had a remaining balance of $497.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 4, 2021 - October 31, 2021	97,020	$160.47	97,020	$532,244
November 1, 2021 - November 28, 2021	91,216	180.16	91,216	515,811
November 29, 2021 - January 2, 2022	101,960	176.52	101,960	497,813

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended January 2, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2022	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)