Form 10-Q
period 2022-04-03
TETRA TECH INC
filed 2022-05-06
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 3, 2022

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
Yes ☐   No  ☒

As of April 25, 2022, 53,683,323 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	April 3, 2022	October 3, 2021
Current assets:
Cash and cash equivalents	$194,378	$166,568
Accounts receivable, net	667,125	668,998
Contract assets	114,958	103,784
Prepaid expenses and other current assets	100,648	112,338
Income taxes receivable	4,517	14,260
Total current assets	1,081,626	1,065,948

Property and equipment, net	36,715	37,733
Right-of-use assets, operating leases	205,087	215,422
Investments in unconsolidated joint ventures	4,605	3,282
Goodwill	1,158,623	1,108,578
Intangible assets, net	39,480	37,990
Deferred tax assets	59,272	54,413
Other long-term assets	60,217	53,196
Total assets	$2,645,625	$2,576,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128,683	$128,767
Accrued compensation	183,340	206,322
Contract liabilities	224,978	190,403
Short-term lease liabilities, operating leases	64,789	67,452
Current portion of long-term debt and other short-term borrowings	12,503	12,504
Current contingent earn-out liabilities	27,517	19,520
Other current liabilities	213,381	223,515
Total current liabilities	855,191	848,483

Deferred tax liabilities	17,098	10,563
Long-term debt	237,500	200,000
Long-term lease liabilities, operating leases	165,630	174,285
Long-term contingent earn-out liabilities	51,551	39,777
Other long-term liabilities	74,013	69,163

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at April 3, 2022 and October 3, 2021	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,683 and 53,981 shares at April 3, 2022 and October 3, 2021, respectively	537	540
Accumulated other comprehensive loss	(115,303)	(125,028)
Retained earnings	1,359,367	1,358,726
Tetra Tech stockholders’ equity	1,244,601	1,234,238
Noncontrolling interests	41	53
Total stockholders' equity	1,244,642	1,234,291
Total liabilities and stockholders' equity	$2,645,625	$2,576,562
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Revenue	$852,744	$754,764	$1,711,255	$1,519,868
Subcontractor costs	(153,103)	(154,939)	(332,280)	(314,873)
Other costs of revenue	(564,468)	(487,341)	(1,104,035)	(976,201)
Gross profit	135,173	112,484	274,940	228,794
Selling, general and administrative expenses	(60,653)	(51,677)	(113,200)	(101,735)
Income from operations	74,520	60,807	161,740	127,059
Interest expense, net	(3,144)	(2,823)	(6,048)	(5,849)
Income before income tax expense	71,376	57,984	155,692	121,210
Income tax expense	(18,327)	(12,456)	(34,144)	(23,234)
Net income	53,049	45,528	121,548	97,976
Net income attributable to noncontrolling interests	(9)	(11)	(19)	(23)
Net income attributable to Tetra Tech	$53,040	$45,517	$121,529	$97,953
Earnings per share attributable to Tetra Tech:
Basic	$0.99	$0.84	$2.25	$1.81
Diluted	$0.98	$0.83	$2.23	$1.79
Weighted-average common shares outstanding:
Basic	53,834	54,187	53,916	54,085
Diluted	54,346	54,736	54,492	54,715

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Net income	$53,049	$45,528	$121,548	$97,976

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	2,807	10,975	2,121	43,368
Gain on cash flow hedge valuations, net of tax	4,938	1,890	7,604	3,366
Other comprehensive income, net of tax	7,745	12,865	9,725	46,734

Comprehensive income, net of tax	$60,794	$58,393	$131,273	$144,710
Comprehensive income attributable to noncontrolling interests, net of tax	10	13	19	27
Comprehensive income attributable to Tetra Tech, net of tax	$60,784	$58,380	$131,254	$144,683

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	April 3, 2022	March 28, 2021
Cash flows from operating activities:
Net income	$121,548	$97,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,662	11,524
Equity in income of unconsolidated joint ventures	(3,760)	(1,872)
Distributions of earnings from unconsolidated joint ventures	2,506	1,622
Amortization of stock-based awards	12,392	10,566
Deferred income taxes	494	350
Fair value adjustments to contingent consideration	199	(193)
Loss (gain) on sale of property and equipment	178	(66)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(862)	33,877
Prepaid expenses and other assets	12,977	18,091
Accounts payable	(632)	12,063
Accrued compensation	(25,725)	(20,524)
Contract liabilities	34,529	9,957
Other liabilities	4,426	(5,528)
Income taxes receivable/payable	6,617	(10,419)
Net cash provided by operating activities	177,549	157,424
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(33,611)	(3,065)
Capital expenditures	(5,620)	(4,297)
Proceeds from sales of divested business	3,124	—
Proceeds from sale of property and equipment	541	79
Net cash used in investing activities	(35,566)	(7,283)
Cash flows from financing activities:
Proceeds from borrowings	141,456	141,628
Repayments on long-term debt	(105,824)	(146,250)
Bank overdrafts	—	(21,121)
Repurchases of common stock	(100,000)	(30,000)
Taxes paid on vested restricted stock	(25,055)	(17,488)
Stock options exercised	1,205	9,771
Dividends paid	(21,562)	(18,410)
Payments of contingent earn-out liabilities	(4,035)	(8,037)
Principal payments on finance leases	(1,979)	(1,222)
Net cash used in financing activities	(115,794)	(91,129)

Effect of exchange rate changes on cash and cash equivalents	1,621	8,803
Net increase in cash and cash equivalents	27,810	67,815
Cash and cash equivalents at beginning of period	166,568	157,515
Cash and cash equivalents at end of period	$194,378	$225,330
Supplemental information:
Cash paid during the period for:
Interest	$5,141	$5,412
Income taxes, net of refunds received of $2.4 million and $1.1 million	$25,476	$30,832
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 28, 2021 and April 03, 2022
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 27, 2020	54,193	$542	$—	$(127,919)	$1,232,563	$1,105,186	$68	$1,105,254
Net income					45,517	45,517	11	45,528
Other comprehensive income				12,863		12,863	2	12,865
Cash dividends of $0.17 per common share					(9,212)	(9,212)		(9,212)
Stock-based compensation			5,668			5,668		5,668
Restricted & performance shares released	2	—	(158)			(158)		(158)
Stock options exercised	77	1	2,274			2,275		2,275
Shares issued for Employee Stock Purchase Plan	—	—	8			8		8
Stock repurchases	(114)	(1)	(7,792)		(7,207)	(15,000)		(15,000)
BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228

BALANCE AT JANUARY 2, 2022	53,999	$540	$—	$(123,048)	$1,360,390	$1,237,882	$63	$1,237,945
Net income					53,040	53,040	9	53,049
Other comprehensive income				7,745		7,745	—	7,745
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.20 per common share					(10,769)	(10,769)		(10,769)
Stock-based compensation			529		6,035	6,564		6,564
Restricted & performance shares released	3	—	(107)		1	(106)		(106)
Stock options exercised	9	—	244			244		244
Shares issued for Employee Stock Purchase Plan	—	—	1			1		1
Stock repurchases	(328)	(3)	(667)		(49,330)	(50,000)		(50,000)
BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six months ended March 28, 2021 and April 03, 2022
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					97,953	97,953	23	97,976
Other comprehensive income				46,730		46,730	4	46,734
Cash dividends of $0.34 per common share					(18,410)	(18,410)		(18,410)
Stock-based compensation			10,566			10,566		10,566
Restricted & performance shares released	211	2	(17,490)			(17,488)		(17,488)
Stock options exercised	275	3	9,768			9,771		9,771
Shares issued for Employee Stock Purchase Plan	124	1	10,705			10,706		10,706
Stock repurchases	(249)	(2)	(13,549)		$(16,449)	(30,000)		(30,000)
BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228

BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Net income					121,529	121,529	19	121,548
Other comprehensive income				9,725		9,725		9,725
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.40 per common share					(21,562)	(21,562)		(21,562)
Stock-based compensation			6,357		6,035	12,392		12,392
Restricted & performance shares released	185	2	(19,023)		(6,034)	(25,055)		(25,055)
Stock options exercised	29	—	1,205			1,205		1,205
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(618)	(6)	(667)		(99,327)	(100,000)		(100,000)
BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642

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

3.                                   Revenue and Contract Balances

Disaggregation of Revenue

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
	(in thousands)
Client Sector:
U.S. state and local government	$156,032	$129,781	$315,040	$254,747
U.S. federal government (1)	253,272	267,696	520,069	533,561
U.S. commercial	171,741	143,702	348,646	301,508
International (2)	271,699	213,585	527,500	430,052
Total	$852,744	$754,764	$1,711,255	$1,519,868

Contract Type:
Fixed-price	$316,304	$272,118	$647,552	$546,551
Time-and-materials	408,051	347,197	803,700	702,438
Cost-plus	128,389	135,449	260,003	270,879
Total	$852,744	$754,764	$1,711,255	$1,519,868

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended April 3, 2022 and March 28, 2021.

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

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Contract assets (1)	$114,958	$103,784
Contract liabilities	(224,978)	(190,403)
Net contract liabilities	$(110,020)	$(86,619)

(1)     Includes $18.8 million and $12.2 million of contract retentions as of April 3, 2022 and October 3, 2021, respectively.

In the first halves of fiscal 2022 and 2021, we recognized revenue of approximately $93 million and $90 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2021 and 2020, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable revenue and operating income adjustments of $5.0 million in the first half of fiscal 2022 and $1.1 million in the first half of fiscal 2021.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of April 3, 2022 and October 3, 2021, our consolidated balance sheets included liabilities for anticipated losses of $11.6 million and $12.7 million, respectively. The estimated cost to complete these related contracts as of April 3, 2022 and October 3, 2021 was approximately $88 million and $104 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Billed	$420,094	$432,814
Unbilled	251,679	240,536
Total accounts receivable	671,773	673,350
Allowance for doubtful accounts	(4,648)	(4,352)
Total accounts receivable, net	$667,125	$668,998

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at April 3, 2022 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

Total accounts receivable at April 3, 2022 and October 3, 2021 included approximately $11 million for each period, related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. This amount relates to a single claim in our RCM reportable segment. In May 2022, we received a cash settlement for the $11 million claim in our RCM segment, which will result in an immaterial gain in the third quarter of fiscal 2022. Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs.

We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first halves of fiscal 2022 and fiscal 2021, we recorded no gains or losses related to claims.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at April 3, 2022 and October 3, 2021.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.6 billion of RUPO as of April 3, 2022. RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO as of April 3, 2022 over the following periods:

Amount
(in thousands)
Within 12 months	$2,171,878
Beyond	1,418,218
Total	$3,590,096

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

4.            Acquisitions

In the second quarter of fiscal 2022, we acquired Piteau Associates (“PAE”), based in Vancouver, British Columbia. PAE is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our Commercial/International Services Group (“CIG”) segment. During the first half of fiscal 2022, we completed other immaterial acquisitions, which are part of our GSG segment. The total fair value of the purchase price of all acquisitions during the first half of fiscal 2022 was $70.0 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $1.8 million of payables related to estimated post-closing adjustments for net assets acquired, and $24.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $35.5 million, based upon the achievement of specified operating income targets in each of the five years following the acquisitions.

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

Goodwill additions resulting from fiscal 2022 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the reputation of PAE in its industry, and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water, and natural resources. The fiscal 2021 goodwill additions represent the significant technical expertise residing in embedded workforces that are sought out by clients and the long-standing reputation of HLE. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first half of fiscal 2022, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. During the first halves of fiscal 2022 and 2021, the total adjustments to our contingent earn-out liabilities in operating income were immaterial.

At April 3, 2022, there was a total potential maximum of $139.6 million of outstanding contingent consideration related to acquisitions. Of this amount, $79.1 million was estimated as the fair value and accrued on our consolidated balance sheet.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at October 3, 2021	$538,433	$570,145	$1,108,578
Goodwill reallocation	(51,497)	51,497	—
Acquisition activity	23,024	26,553	49,577
Translation and adjustments	443	25	468
Balance at April 3, 2022	$510,403	$648,220	$1,158,623

Our goodwill balances reflect the goodwill reallocation related to the creation of our new HPB division on the first day of fiscal 2022, which included a transfer of some related operations in our GSG reportable segment to our CIG reportable segment. The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $528.1 million and $556.1 million at April 3, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $769.7 million and $691.6 million at April 3, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $121.5 million at each date.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	Period Ended
	April 3, 2022				October 3, 2021
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	($ in thousands)
Client relations	5.9	$46,519	$(20,069)	$26,450	$69,455	$(43,984)	$25,471
Backlog	1.0	35,742	(30,024)	5,718	34,577	(30,670)	3,907
Technology and trade names	4.1	14,904	(7,592)	7,312	14,939	(6,327)	8,612
Total		$97,165	$(57,685)	$39,480	$118,971	$(80,981)	$37,990

Amortization expense for the three and six months ended April 3, 2022 was $3.2 million and $5.9 million, respectively, compared to $2.2 million and $5.6 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2022 and succeeding years is as follows:

Amount
(in thousands)
2022	$7,042
2023	10,003
2024	5,937
2025	5,104
2026	4,194
Beyond	7,200
Total	$39,480

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Equipment, furniture and fixtures	$100,574	$94,780
Leasehold improvements	36,769	36,462
Total property and equipment	137,343	131,242
Accumulated depreciation	(100,628)	(93,509)
Property and equipment, net	$36,715	$37,733

The depreciation expense related to property and equipment was $3.3 million and $6.7 million for the three and six months ended April 3, 2022, compared to $3.1 million and $5.9 million for the prior-year periods.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first half of fiscal 2022, we repurchased and settled 618,236 shares with an average price of $161.75 per share for a total cost of $100.0 million in the open market. At April 3, 2022, we had a remaining balance of $447.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first halves of fiscal 2022 and 2021:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
Total dividend paid as of April 3, 2022				$21,562

November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
Total dividend paid as of March 28, 2021				$18,410

Subsequent Event.  On May 2, 2022 the Board of Directors declared a quarterly cash dividend of $0.23 per share payable on May 27, 2022 to stockholders of record as of the close of business on May 13, 2022.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are primarily for certain information technology equipment. The related ROU assets and lease liabilities were immaterial, and are included in "Property and equipment, net", "Other current liabilities" and "Other long-term liabilities", accordingly, in the consolidated balance sheets at April 3, 2022 and October 3, 2021.

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

The components of lease costs are as follows:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
	(in thousands)
Operating lease cost	$21,260	$22,640	$43,011	$44,709
Sublease income	(131)	(30)	(257)	(59)
Total lease cost	$21,129	$22,610	$42,754	$44,650

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	April 3, 2022	March 28, 2021
	(in thousands
Operating cash flows for operating leases	$34,531	$36,399
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,875	$33,722

Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Operating leases:
Right-of-use assets	$205,087	$215,422

Lease liabilities:
Current	64,789	67,452
Long-term	165,630	174,285
Total operating lease liabilities	$230,419	$241,737

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.1%	2.2%

As of April 3, 2022, we do not have any material additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities at April 3, 2022 is as follows:

Amount
(in thousands)
2022	$37,021
2023	60,022
2024	44,794
2025	32,918
2026	22,117
Beyond	47,644
Total lease payments	244,516
Less: imputed interest	(14,097)
Total present value of lease liabilities	$230,419

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended April 3, 2022 was $6.6 million and $12.4 million, respectively, compared to $5.7 million and $10.6 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2022, we awarded 41,199 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $247.47 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 73,729 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $186.91 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$53,040	$45,517	$121,529	$97,953

Weighted-average common shares outstanding – basic	53,834	54,187	53,916	54,085
Effect of dilutive stock options and unvested restricted stock	512	549	576	630
Weighted-average common shares outstanding – diluted	54,346	54,736	54,492	54,715

Earnings per share attributable to Tetra Tech:
Basic	$0.99	$0.84	$2.25	$1.81
Diluted	$0.98	$0.83	$2.23	$1.79

11.                                  Income Taxes

The effective tax rates for the first halves of fiscal 2022 and 2021 were 21.9% and 19.2%, respectively. Income tax expense was reduced by $4.8 million and $8.0 million of excess tax benefits on share-based payments in the first halves of fiscal 2022 and 2021, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first halves of fiscal 2022 and 2021 were 25.0% and 25.8%, respectively.

As of April 3, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $13.9 million and $14.1 million, respectively. These uncertain tax positions substantially relate to ongoing examinations. It is reasonably possible that these liabilities may decrease within the next 12 months as certain examinations are resolved. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

On December 28, 2021, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations addressing aspects of the foreign tax credit regime, and represent the third and final regulations that have been issued with respect to the core provisions of the U.S. foreign tax credit regime following the 2017 Tax Cut and Jobs Act. These regulations were primarily effective on March 7, 2022, with certain provisions applicable to prior periods. We do not expect these new regulations to materially impact our consolidated financial statements.

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

CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, clean energy, industrial, high performance buildings, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

At the beginning of fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new HPB division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Accordingly, amounts related to our segment reporting for the first quarter and first half of fiscal 2021 have been reclassified to conform to the current year presentation.

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

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
	(in thousands)
Revenue
GSG	$448,956	$432,570	$905,054	$857,233
CIG	416,945	335,432	833,231	691,958
RCM	—	470	—	470
Elimination of inter-segment revenue	(13,157)	(13,708)	(27,030)	(29,793)
Total revenue	$852,744	$754,764	$1,711,255	$1,519,868

Income from operations
GSG	$50,344	$41,473	$101,524	$84,169
CIG	40,485	30,946	85,792	65,509
RCM	—	1	—	1
Corporate (1)	(16,309)	(11,613)	(25,576)	(22,620)
Total income from operations	$74,520	$60,807	$161,740	$127,059

(1) Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Total Assets
GSG	$544,698	$545,533
CIG	743,080	698,916
RCM	11,316	11,360
Corporate (1)	1,346,531	1,320,753
Total assets	$2,645,625	$2,576,562

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021). The carrying value of our long-term debt approximated fair value at April 3, 2022 and October 3, 2021. At April 3, 2022, we had borrowings of $250.0 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

14.    Credit Facility

On February 18, 2022, we entered into Amendment No. 2 to Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1.05 billion subject to lender approval. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated as of July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $300 million sublimit for multicurrency borrowings and letters of credit.

The entire Amended Term Loan Facility was drawn on February 18, 2022. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually commencing June 30, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers.

15.                               Derivative Financial Instruments

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of April 3, 2022, the notional principal of our outstanding interest swap agreements was $206.3 million ($41.3 million each.) The interest rate swaps have a fixed interest rate of 2.79%

and expire in July 2023 for all five agreements. At April 3, 2022 and October 3, 2021, the fair values of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect were unrealized losses of $1.8 million and $9.4 million, which were reported in "Other current liabilities" on our consolidated balance sheets. Additionally, the related gains of $4.9 million and $7.6 million for the three and six months ended April 3, 2022, compared to related gains of $1.9 million and $3.4 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify $1.7 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first half of fiscal 2022.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and six months ended April 3, 2022 and March 28, 2021 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 27, 2020	$(113,884)	$(14,035)	$(127,919)
Other comprehensive income before reclassifications	10,973	3,382	14,355
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,492)	(1,492)
Net current-period other comprehensive income	10,973	1,890	12,863

Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)

Balance at January 2, 2022	$(116,320)	$(6,728)	$(123,048)
Other comprehensive income before reclassifications	2,807	6,332	9,139
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,394)	(1,394)
Net current-period other comprehensive income	2,807	4,938	7,745

Balance at April 3, 2022	$(113,513)	$(1,790)	$(115,303)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive loss before reclassifications	43,364	6,360	49,724
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(2,994)	(2,994)
Net current-period other comprehensive income	43,364	3,366	46,730

Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)

Balance at October 3, 2021	$(115,634)	$(9,394)	$(125,028)
Other comprehensive income before reclassifications	2,121	10,364	12,485
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(2,760)	(2,760)
Net current-period other comprehensive income	2,121	7,604	9,725

Balance at April 3, 2022	$(113,513)	$(1,790)	$(115,303)

(1) This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income. See Note 15 “Derivative Financial Instruments”, for more information.

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

18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the three and six months of fiscal 2022 was approximately $24 million and $50 million, respectively, compared to $24 million and $46 million for the same periods last year. Related reimbursable costs for the three and six months of fiscal 2022 were approximately $22 million and $47 million. Related reimbursable costs for the three and six months of fiscal 2021 were approximately $23 million and $44 million. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	April 3, 2022	October 3, 2021
	(in thousands)
Accounts receivable, net	$16,711	$19,082
Contract assets	4,185	5,092
Contract liabilities	3,909	3,026

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading global provider of high-end consulting and engineering services that focuses on water, environment, sustainable infrastructure, clean energy, and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering, and technology service offerings. We work on over 70,000 projects annually, in more than 100 countries on all seven continents, with a talent force of 21,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning, and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable, and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.

By combining ingenuity and practical experience, we have helped to advance sustainability by managing water, protecting the environment, providing clean energy, and engineering green solutions for our cities and communities.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Client Sector
U.S. state and local government	18.3%	17.2%	18.4%	16.8%
U.S. federal government (1)	29.7	35.5	30.4	35.1
U.S. commercial	20.1	19.0	20.4	19.8
International (2)	31.9	28.3	30.8	28.3
Total	100.0%	100.0%	100.0%	100.0%

(1)     Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. RCM's projects were complete at the end of fiscal 2018; however, there was an outstanding $11 million claim receivable in dispute resolution as of April 3, 2022. In May 2022, we received a cash settlement for this claim, which will result in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for the second quarters and first halves of fiscal 2022 and 2021.

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

Commercial/International Services Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, clean energy, industrial, high performance buildings, and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

At the beginning of fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new High Performance Buildings division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Certain prior year amounts for reportable segments have been reclassified to conform to the current year presentation.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Reportable Segment
GSG	52.6%	57.3%	52.9%	56.4%
CIG	48.9	44.5	48.7	45.5
Inter-segment elimination	(1.5)	(1.8)	(1.6)	(1.9)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Contract Type
Fixed-price	37.1%	36.1%	37.8%	36.0%
Time-and-materials	47.9	46.0	47.0	46.2
Cost-plus	15.0	17.9	15.2	17.8
Total	100.0%	100.0%	100.0%	100.0%

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. As the coronavirus disease 2019 ("COVID-19") spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed have allowed our staff to support clients and projects remotely without interruption. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the current global challenges including COVID-19, with the commitment of our 21,000 associates supported by technological innovation. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.

In the first half of fiscal 2022, revenue increased 12.6% compared to the prior-year period. This year-over-year growth reflects increased activity with U.S. state and local government clients and commercial clients. Our international activities with both commercial and government clients have also contributed to our revenue growth. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in the first half of fiscal 2021. In the second half of fiscal 2022, we expect our revenue to continue to grow year-over-year at a rate similar to the first half of fiscal 2022 after normalizing for the extra week of operations in the fourth quarter of fiscal 2021. We report results of operations based on 52/53 week periods ending on the Sunday nearest September 30. As a result, our fiscal 2021 had 53 weeks compared to 52 weeks this year with the extra week occurring in the fourth quarter of fiscal 2021.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 23.7% in the first half of fiscal 2022 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government project-related infrastructure business, particularly with increased revenue from municipal water infrastructure work in the metropolitan areas of California, Texas and Florida. Our disaster response activities also increased compared to the first half of fiscal 2021. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2022.

U.S. Federal Government.  Our U.S. federal government revenue decreased 2.5% in the first half of fiscal 2022 compared to the prior-year period. The decrease was due to reduced international development activity, especially in Afghanistan. This decline was partially offset by increased year-over-year revenue for both Department of Defense and civilian agencies. During periods of economic volatility, including during the COVID-19 pandemic, our U.S. federal government business has historically been the most stable and predictable. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in the first half of fiscal 2021. We expect our U.S. federal government revenue to grow for the remainder of fiscal 2022 primarily due to increased advanced analytics activity and the current administration's focus on long-term infrastructure and climate change.

U.S. Commercial.  Our U.S. commercial revenue increased 15.6% in the first half of fiscal 2022 compared to the same period last year. This increase was primarily due to more activity on environmental programs, including meeting net zero carbon goals and high performance buildings. We expect these trends and the related growth in our U.S. commercial work to continue for the remainder of fiscal 2022.

International.  Our international revenue increased 22.7% in the first half of fiscal 2022 compared to the prior-year period. The revenue growth primarily reflects government stimulus spending on infrastructure and commercial activity related to an increased focus on sustainability. Our revenue also includes contributions from acquisitions that did not contribute to our revenue in the first half of fiscal 2021. We expect these trends and the related growth in our international work to continue for the remainder of fiscal 2022.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 3, 2022	March 28, 2021	Change		April 3, 2022	March 28, 2021	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$852,744	$754,764	$97,980	13.0%	$1,711,255	$1,519,868	$191,387	12.6%
Subcontractor costs	(153,103)	(154,939)	1,836	1.2	(332,280)	(314,873)	(17,407)	(5.5)
Revenue, net of subcontractor costs (1)	699,641	599,825	99,816	16.6	1,378,975	1,204,995	173,980	14.4
Other costs of revenue	(564,468)	(487,341)	(77,127)	(15.8)	(1,104,035)	(976,201)	(127,834)	(13.1)
Gross profit	135,173	112,484	22,689	20.2	274,940	228,794	46,146	20.2
Selling, general and administrative expenses	(60,653)	(51,677)	(8,976)	(17.4)	(113,200)	(101,735)	(11,465)	(11.3)
Income from operations	74,520	60,807	13,713	22.6	161,740	127,059	34,681	27.3
Interest expense	(3,144)	(2,823)	(321)	(11.4)	(6,048)	(5,849)	(199)	(3.4)
Income before income tax expense	71,376	57,984	13,392	23.1	155,692	121,210	34,482	28.4
Income tax expense	(18,327)	(12,456)	(5,871)	(47.1)	(34,144)	(23,234)	(10,910)	(47.0)
Net income	53,049	45,528	7,521	16.5	121,548	97,976	23,572	24.1
Net income attributable to noncontrolling interests	(9)	(11)	2	18.2	(19)	(23)	4	(17.4)
Net income attributable to Tetra Tech	$53,040	$45,517	$7,523	16.5	$121,529	$97,953	$23,576	24.1
Diluted earnings per share	$0.98	$0.83	$0.15	18.1%	$2.23	$1.79	$0.44	24.6%

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

In the second quarter of fiscal 2022, revenue and revenue, net of subcontractor costs, increased $98.0 million, or 13.0%, and $99.8 million, or 16.6%, respectively, compared to the year-ago quarter. Excluding the contributions from acquisitions that did not have activity in the second quarter of last year, our revenue increased approximately 7% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $16.4 million, or 3.8%, and $27.4 million, or 8.8%, respectively, in the second quarter of fiscal 2022 compared to last year's second quarter. Our CIG segment's revenue increased $81.5 million, or 24.3%, and revenue, net of subcontractor costs, increased $72.9 million, or 25.2% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021.

In the first half of fiscal 2022, revenue and revenue, net of subcontractor costs, increased $191.4 million, or 12.6%, and $174.0 million, or 14.4%, respectively, compared to the prior-year period. Excluding the contributions from acquisitions that did not have activity in the first half of fiscal 2021, our revenue increased approximately 7% in the first half of fiscal 2022 compared to the first half of fiscal 2021. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $47.8 million, or 5.6%, and $49.9 million, or 8.1%, respectively, in the first half of fiscal 2022 compared to the prior-year period. Our CIG segment's revenue increased $141.3 million, or 20.4%, and revenue, net of subcontractor costs, increased $124.6 million, or 21.1% in the first half of fiscal 2022 compared to the first half of fiscal 2021. Our quarterly and year-to-date results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude a non-operating benefit of Employee Retention Credits ("ERC's") related to COVID-19 in the first quarter of fiscal 2022. The effective tax rate applied to the adjustment to earnings per share ("EPS") to arrive at adjusted EPS was 26%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding as reflected in our consolidated statements of income.

	Three Months Ended				Six Months Ended
	April 3, 2022	March 28, 2021	Change		April 3, 2022	March 28, 2021	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$74,520	$60,807	$13,713	22.6%	$161,740	$127,059	$34,681	27.3%
COVID-19 Credits	—	—	—	NM	(4,451)	—	(4,451)	NM
Adjusted income from operations (1)	$74,520	$60,807	$13,713	22.6%	$157,289	$127,059	$30,230	23.8%

EPS	$0.98	$0.83	$0.15	18.1%	$2.23	$1.79	$0.44	24.6%
COVID-19 Credits	—	—	—	NM	(0.06)	—	(0.06)	NM
Adjusted EPS (1)	$0.98	$0.83	$0.15	18.1%	$2.17	$1.79	$0.38	21.2%

NM = not meaningful
(1) Non-GAAP financial measure

Operating income increased $13.7 million, or 22.6%, in the second quarter of fiscal 2022 compared to the second quarter last year. In the first half of fiscal 2022, operating income increased $34.7 million, or 27.3%, compared to the first half of fiscal 2021. The first half of fiscal 2022 results include the benefit of ERC's totaling $4.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs we incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. These amounts were recognized in the first quarter of fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other Costs of Revenue" in our Consolidated Statement of Income and an increase to "Cash Provided by Operations" in our Consolidated Statement of Cash Flows for the first half of fiscal 2022, consistent with the presentation of the related costs in the second quarter of fiscal 2020. The ERC's increased operating income in our GSG and CIG segments by $3.1 million and $1.4 million, respectively. Excluding the ERC's, our adjusted operating income increased $30.2 million, or 23.8%, in the first half of fiscal 2022 compared to year-ago period. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

Net interest expense increased $0.3 million and $0.2 million in the second quarter and first half of fiscal 2022, respectively, compared to the prior-year periods. The increased interest expense related to our contingent earn-out liabilities was substantially offset by the benefit of lower average year-over-year borrowings.

The effective tax rates for the first halves of fiscal 2022 and 2021 were 21.9% and 19.2%, respectively. Income tax expense was reduced by $4.8 million and $8.0 million of excess tax benefits on share-based payments in the first halves of fiscal 2022 and 2021, respectively. Excluding the impact of these tax benefits, our effective tax rates for the first halves of fiscal 2022 and 2021 were 25.0% and 25.8%, respectively.

Our EPS was $0.98 and $2.23 in the second quarter and first half of fiscal 2022, compared to $0.83 and $1.79 in the prior-year periods. On the same basis as our adjusted operating income, adjusted EPS was $2.17 in the first half of fiscal 2022.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	April 3, 2022	March 28, 2021	Change		April 3, 2022	March 28, 2021	Change
			$	%			$	%
	($ in thousands)
Revenue	$448,956	$432,570	$16,386	3.8%	$905,054	$857,233	$47,821	5.6%
Subcontractor costs	(111,480)	(122,520)	11,040	9.0	(240,482)	(242,551)	2,069	0.9
Revenue, net of subcontractor costs	$337,476	$310,050	$27,426	8.8	$664,572	$614,682	$49,890	8.1

Income from operations	$50,344	$41,473	$8,871	21.4%	$101,524	$84,169	$17,355	20.6%

Revenue increased $16.4 million, or 3.8%, and revenue, net of subcontractor costs, increased $27.4 million, or 8.8%, in the second quarter of fiscal 2022 compared to the year-ago quarter. For the first half of fiscal 2022, revenue increased $47.8 million, or 5.6%, and revenue, net of subcontractor costs, increased $49.9 million, or 8.1%, compared to the first half of last year. These increases primarily reflect higher U.S. state and local government activities related to water and environmental programs and disaster response projects.

Operating income increased $8.9 million and $17.4 million in the second quarter and first half of fiscal 2022, respectively, compared to the prior-year periods. Operating income in the first half of fiscal 2022 included $3.1 million of the aforementioned ERC's. Excluding this benefit, operating income increased 17.0% in the first half of fiscal 2022 compared to the same period last year. Our operating margin, based on revenue, net of subcontractor costs, improved to 15.3% for the first half of fiscal 2022 compared to 13.7% for fiscal 2021 period. Excluding the ERC's, our operating margin was 14.8% in the first half of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Commercial/International Services Group

	Three Months Ended				Six Months Ended
	April 3, 2022	March 28, 2021	Change		April 3, 2022	March 28, 2021	Change
			$	%			$	%
	($ in thousands)
Revenue	$416,945	$335,432	$81,513	24.3%	$833,231	$691,958	$141,273	20.4%
Subcontractor costs	(54,780)	(46,192)	(8,588)	(18.6)	(118,828)	(102,179)	(16,649)	(16.3)
Revenue, net of subcontractor costs	$362,165	$289,240	$72,925	25.2	$714,403	$589,779	$124,624	21.1

Income from operations	$40,485	$30,946	$9,539	30.8%	$85,792	$65,509	$20,283	31.0%

Revenue increased $81.5 million, or 24.3%, and revenue, net of subcontractor costs, increased $72.9 million, or 25.2%, in the second quarter of fiscal 2022 compared to last year's second quarter. For the first half of fiscal 2022, revenue increased $141.3 million, or 20.4%, and revenue, net of subcontractor costs, increased $124.6 million, or 21.1%, compared to the first half of fiscal 2021. The revenue growth in the first half of fiscal 2022 primarily reflects more activity on commercial environmental programs, including meeting net zero carbon goals and high performance buildings. These increases were also due to international government stimulus spending on infrastructure. Additionally, revenue in the first half of fiscal 2022, includes contributions from acquisitions, which did not have comparable revenue in the first half of last year.

Operating income increased $9.5 million and $20.3 million, in the second quarter and first half of fiscal 2022, respectively, compared to the same periods last year. Operating income in the first half of fiscal 2022 included $1.4 million of the aforementioned ERC's. Excluding this benefit, operating income increased 28.9% in the first half of fiscal 2022 compared to fiscal 2021 period. Our operating margin, based on revenue, net of subcontractor costs, improved to 12.0% for the first half of fiscal 2022 compared to 11.1% for the prior-year period. Excluding the ERC's, our operating margin was 11.8% for the first half of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At April 3, 2022 and October 3, 2021, the differences between our backlog and RUPO of $3.6 billion were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of April 3, 2022, we had $194.4 million of cash and cash equivalents and access to an additional $799.3 million of borrowings available under our credit facility. During the first half of fiscal 2022, we generated $177.5 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, stock repurchases, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We currently have no need or plans to repatriate undistributed foreign earnings, other than from Canada, in the foreseeable future; however, this could change due to varied economic circumstances.

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first half of fiscal 2022, we repurchased and settled 618,236 shares with an average price of $161.75 per share for a total cost of $100.0 million in the open market. At April 3, 2022, we had a remaining balance of $447.8 million under our stock repurchase program.

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

Subsequent Event.  On May 2, 2022 the Board of Directors declared a quarterly cash dividend of $0.23 per share payable on May 27, 2022 to stockholders of record as of the close of business on May 13, 2022.

Cash and Cash Equivalents.  As of April 3, 2022, our cash and cash equivalents were $194.4 million, an increase of $27.8 million compared to the fiscal 2021 year-end. The increase was primarily due to net cash provided by operating activities, partially offset by stock repurchases, dividends, as well as payments for taxes on vested restricted stock.

Operating Activities.  For the first half of fiscal 2022, net cash provided by operating activities was $177.5 million, an increase of $20.1 million compared to the prior-year period. The increase primarily reflects an increase in earnings adjusted for non-cash items and improved working capital from faster collections of our receivables in the first half of fiscal 2022 compared to the fiscal 2021 period.

Investing Activities.  For the first half of fiscal 2022, net cash used in investing activities was $35.6 million, an increase of $28.3 million compared to the prior-year period. The increase was primarily due to payments related to the acquisitions completed in the first half of fiscal 2022.

Financing Activities.  For the first half of fiscal 2022, net cash used in financing activities was $115.8 million, an increase of $24.7 million compared to the same period last year. The increase was due to higher stock repurchases, taxes paid on vested restricted stock and stock options exercised. The increased uses of cash were partially offset by higher net borrowings in the first half of fiscal 2022, which was primarily used to fund acquisitions.

Debt Financing. On February 18, 2022, we entered into Amendment No. 2 to Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1.05 billion subject to lender approval. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated as of July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $300 million sublimit for multicurrency borrowings and letters of credit.

The entire Amended Term Loan Facility was drawn on February 18, 2022. The Amended Term Loan Facility is subject to quarterly amortization of principal at 5% annually commencing June 30, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations.

As of April 3, 2022, we had $250.0 million. in outstanding borrowings under the Amended Credit Agreement, which was comprised of $250.0 million under the Amended Term Loan Facility and no outstanding borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during April 3, 2022 is 1.27%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.50%. At April 3, 2022, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At April 3, 2022, we were in compliance with these covenants with a consolidated leverage ratio of 0.82x and a consolidated interest coverage ratio of 28.09x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At April 3, 2022, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $51.7 million. As of April 3, 2022, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2022:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 15, 2021	$0.20	December 2, 2021	$10,793	December 20, 2021
January 31, 2022	$0.20	February 11, 2022	$10,769	February 25, 2022
May 2, 2022	$0.23	May 13, 2022	N/A	May 27, 2022

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

As of April 3, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $13.9 million and $14.1 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At April 3, 2022, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $51.7 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At April 3, 2022, we had $250.0 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $250.0 million under the Amended Term Loan Facility and no outstanding borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2022 was 1.27%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of April 3, 2022, the notional principal of our outstanding interest swap agreements was $206.3 million ($41.3 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at April 3, 2022, was 3.50%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first half of fiscal 2021, we reported $1.3 million of foreign currency losses in

“Selling, general and administrative expenses” on our consolidated statements of income. The foreign currency impact for the first half of fiscal 2022 was immaterial.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first halves of fiscal 2022 and 2021, 30.8% and 28.3% of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2022, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $2.1 million compared to an increase in equity of $43.4 million in the first half of fiscal 2021. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of April 3, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 17, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first half of fiscal 2022, we repurchased and settled 618,236 shares with an average price of $161.75 per share for a total cost of $100.0 million in the open market. At April 3, 2022, we had a remaining balance of $447.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first half of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 4, 2021 - October 31, 2021	97,020	$160.47	97,020	$532,244
November 1, 2021 - November 28, 2021	91,216	180.16	91,216	515,811
November 29, 2021 - January 2, 2022	101,960	176.52	101,960	497,813
January 3, 2022 - January 30, 2022	96,908	185.62	96,908	483,279
January 31, 2022 - February 27, 2022	110,858	162.17	110,858	$467,036
February 28, 2022 - April 3, 2022	120,274	149.40	120,274	447,813

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended April 3, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2022	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)