Form 10-Q
period 2022-07-03
TETRA TECH INC
filed 2022-08-05
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 3, 2022

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
Yes ☐   No  ☒

As of July 25, 2022, 53,318,715 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	July 3, 2022	October 3, 2021
Current assets:
Cash and cash equivalents	$217,384	$166,568
Accounts receivable, net	722,868	668,998
Contract assets	99,830	103,784
Prepaid expenses and other current assets	94,497	112,338
Income taxes receivable	10,778	14,260
Total current assets	1,145,357	1,065,948

Property and equipment, net	35,010	37,733
Right-of-use assets, operating leases	191,022	215,422
Investments in unconsolidated joint ventures	3,974	3,282
Goodwill	1,151,457	1,108,578
Intangible assets, net	33,943	37,990
Deferred tax assets	56,634	54,413
Other long-term assets	60,309	53,196
Total assets	$2,677,706	$2,576,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,190	$128,767
Accrued compensation	224,611	206,322
Contract liabilities	247,013	190,403
Short-term lease liabilities, operating leases	60,101	67,452
Current portion of long-term debt and other short-term borrowings	27,081	12,504
Current contingent earn-out liabilities	32,386	19,520
Other current liabilities	216,083	223,515
Total current liabilities	945,465	848,483

Deferred tax liabilities	18,282	10,563
Long-term debt	234,375	200,000
Long-term lease liabilities, operating leases	154,499	174,285
Long-term contingent earn-out liabilities	50,900	39,777
Other long-term liabilities	69,127	69,163

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at July 3, 2022 and October 3, 2021	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,319 and 53,981 shares at July 3, 2022 and October 3, 2021, respectively	533	540
Accumulated other comprehensive loss	(157,806)	(125,028)
Retained earnings	1,362,284	1,358,726
Tetra Tech stockholders’ equity	1,205,011	1,234,238
Noncontrolling interests	47	53
Total stockholders' equity	1,205,058	1,234,291
Total liabilities and stockholders' equity	$2,677,706	$2,576,562
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Revenue	$890,231	$801,633	$2,601,485	$2,321,500
Subcontractor costs	(169,745)	(163,590)	(502,024)	(478,461)
Other costs of revenue	(575,902)	(512,347)	(1,679,937)	(1,488,549)
Gross profit	144,584	125,696	419,524	354,490
Selling, general and administrative expenses	(60,679)	(55,889)	(173,879)	(157,625)
Income from operations	83,905	69,807	245,645	196,865
Interest expense, net	(2,919)	(2,737)	(8,967)	(8,585)
Income before income tax expense	80,986	67,070	236,678	188,280
Income tax expense	(22,329)	(15,146)	(56,473)	(38,380)
Net income	58,657	51,924	180,205	149,900
Net income attributable to noncontrolling interests	(7)	(21)	(26)	(44)
Net income attributable to Tetra Tech	$58,650	$51,903	$180,179	$149,856
Earnings per share attributable to Tetra Tech:
Basic	$1.10	$0.96	$3.35	$2.77
Diluted	$1.09	$0.95	$3.32	$2.74
Weighted-average common shares outstanding:
Basic	53,507	54,117	53,777	54,095
Diluted	54,006	54,666	54,328	54,698

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net income	$58,657	$51,924	$180,205	$149,900

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(44,884)	11,159	(42,763)	54,527
Gain on cash flow hedge valuations, net of tax	2,380	1,498	9,984	4,864
Other comprehensive income (loss), net of tax	(42,504)	12,657	(32,779)	59,391

Comprehensive income, net of tax	$16,153	$64,581	$147,426	$209,291
Comprehensive income attributable to noncontrolling interests, net of tax	6	23	25	50
Comprehensive income attributable to Tetra Tech, net of tax	$16,147	$64,558	$147,401	$209,241

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	July 3, 2022	June 27, 2021
Cash flows from operating activities:
Net income	$180,205	$149,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,545	16,811
Equity in income of unconsolidated joint ventures	(5,233)	(3,513)
Distributions of earnings from unconsolidated joint ventures	4,532	2,773
Amortization of stock-based awards	19,104	16,261
Deferred income taxes	750	123
Fair value adjustments to contingent consideration	(64)	(163)
Loss (gain) on sale of assets	93	(110)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(54,874)	10,999
Prepaid expenses and other assets	33,254	17,243
Accounts payable	8,845	19,712
Accrued compensation	15,349	(7,332)
Contract liabilities	59,025	3,083
Other liabilities	(12,702)	1,389
Income taxes receivable/payable	8,147	(638)
Net cash provided by operating activities	275,976	226,538
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(33,624)	(17,154)
Capital expenditures	(8,401)	(6,234)
Proceeds from sale of assets	3,754	333
Net cash used in investing activities	(38,271)	(23,055)
Cash flows from financing activities:
Proceeds from borrowings	141,456	165,570
Repayments on long-term debt	(108,949)	(173,895)
Bank overdrafts	—	(33,770)
Repurchases of common stock	(150,000)	(45,000)
Taxes paid on vested restricted stock	(25,193)	(17,589)
Stock options exercised	1,205	10,703
Dividends paid	(33,873)	(29,241)
Payments of contingent earn-out liabilities	(4,035)	(12,374)
Principal payments on finance leases	(3,097)	(1,908)
Net cash used in financing activities	(182,486)	(137,504)

Effect of exchange rate changes on cash and cash equivalents	(4,403)	10,772
Net increase in cash and cash equivalents	50,816	76,751
Cash and cash equivalents at beginning of period	166,568	157,515
Cash and cash equivalents at end of period	$217,384	$234,266
Supplemental information:
Cash paid during the period for:
Interest	$7,556	$7,044
Income taxes, net of refunds received of $4.2 million and $2.0 million	$49,131	$36,664
Supplemental disclosures on non-cash investing activities:
Issuance of promissory note for business acquisition	$14,578	$—
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended June 27, 2021 and July 03, 2022
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT MARCH 28, 2021	54,158	$542	$—	$(115,056)	$1,261,661	$1,147,147	$81	$1,147,228
Net income					51,903	51,903	21	51,924
Other comprehensive income				12,655		12,655	2	12,657
Distributions paid to noncontrolling interests						—	(9)	(9)
Cash dividends of $0.20 per common share					(10,831)	(10,831)		(10,831)
Stock-based compensation			5,695			5,695		5,695
Restricted & performance shares released	2	—	(101)			(101)		(101)
Stock options exercised	29	1	931			932		932
Stock repurchases	(118)	(2)	(6,525)		(8,473)	(15,000)		(15,000)
BALANCE AT JUNE 27, 2021	54,071	$541	$—	$(102,401)	$1,294,260	$1,192,400	$95	$1,192,495

BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642
Net income					58,650	58,650	7	58,657
Other comprehensive loss				(42,503)		(42,503)	(1)	(42,504)
Cash dividends of $0.23 per common share					(12,311)	(12,311)		(12,311)
Stock-based compensation			12,747		(6,035)	6,712		6,712
Restricted & performance shares released	4	—	(6,172)		6,034	(138)		(138)
Stock repurchases	(368)	(4)	(6,575)		(43,421)	(50,000)		(50,000)
BALANCE AT JULY 3, 2022	53,319	$533	$—	$(157,806)	$1,362,284	$1,205,011	$47	$1,205,058

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended June 27, 2021 and July 03, 2022
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Net income					149,856	149,856	44	149,900
Other comprehensive income				59,385		59,385	6	59,391
Distributions paid to noncontrolling interests						—	(9)	(9)
Cash dividends of $0.54 per common share					(29,241)	(29,241)		(29,241)
Stock-based compensation			16,261			16,261		16,261
Restricted & performance shares released	213	2	(17,591)			(17,589)		(17,589)
Stock options exercised	304	4	10,699			10,703		10,703
Shares issued for Employee Stock Purchase Plan	124	1	10,705			10,706		10,706
Stock repurchases	(367)	(4)	(20,074)		(24,922)	(45,000)		(45,000)
BALANCE AT JUNE 27, 2021	54,071	$541	$—	$(102,401)	$1,294,260	$1,192,400	$95	$1,192,495

BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Net income					180,179	180,179	26	180,205
Other comprehensive loss				(32,778)		(32,778)	(1)	(32,779)
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.63 per common share					(33,873)	(33,873)		(33,873)
Stock-based compensation			19,104		—	19,104		19,104
Restricted & performance shares released	189	2	(25,195)		—	(25,193)		(25,193)
Stock options exercised	29	—	1,205			1,205		1,205
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(986)	(10)	(7,242)		(142,748)	(150,000)		(150,000)
BALANCE AT JULY 3, 2022	53,319	$533	$—	$(157,806)	$1,362,284	$1,205,011	$47	$1,205,058

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

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full fiscal year or for future fiscal years.

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

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(in thousands)
Client Sector:
U.S. state and local government	$150,731	$135,717	$465,770	$390,464
U.S. federal government (1)	261,434	265,999	781,503	799,560
U.S. commercial	188,255	153,100	536,901	454,607
International (2)	289,811	246,817	817,311	676,869
Total	$890,231	$801,633	$2,601,485	$2,321,500

Contract Type:
Fixed-price	$335,014	$294,568	$982,565	$841,118
Time-and-materials	417,898	379,705	1,221,598	1,082,143
Cost-plus	137,319	127,360	397,322	398,239
Total	$890,231	$801,633	$2,601,485	$2,321,500

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended July 3, 2022 and June 27, 2021.

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

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Contract assets (1)	$99,830	$103,784
Contract liabilities	(247,013)	(190,403)
Net contract liabilities	$(147,183)	$(86,619)

(1)    Includes $21.3 million and $12.2 million of contract retentions as of July 3, 2022 and October 3, 2021, respectively.

In the first nine months of fiscal 2022 and 2021, we recognized revenue of approximately $111 million and $108 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2021 and 2020, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net unfavorable revenue and operating income adjustments of $2.8 million and net favorable revenue and operating income adjustments of $2.2 million in the third quarter and first nine months of fiscal 2022, respectively, compared to net favorable adjustments of $1.7 million and $2.8 million in the third quarter and first nine months of fiscal 2021, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of July 3, 2022 and October 3, 2021, our consolidated balance sheets included liabilities for anticipated losses of $11.1 million and $12.7 million, respectively. The estimated cost to complete these related contracts as of July 3, 2022 and October 3, 2021 was approximately $84 million and $104 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following:

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Billed	$451,065	$432,814
Unbilled	276,001	240,536
Total accounts receivable	727,066	673,350
Allowance for doubtful accounts	(4,198)	(4,352)
Total accounts receivable, net	$722,868	$668,998

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at July 3, 2022 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the coronavirus disease 2019 ("COVID-19") pandemic, that may affect our clients' ability to pay.

Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained, or a claims resolution occurs. Total accounts receivable at October 3, 2021 included approximately $11 million related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. This amount related to a single claim in our Remediation and Construction Management ("RCM") reportable segment. In May 2022, we received a cash settlement for the claim, which resulted in an immaterial gain in the third quarter of fiscal 2022. There were no claims included in our total accounts receivable at July 3, 2022. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first nine months of fiscal 2022, we recorded no gains or losses related to claims other than the aforementioned immaterial gain on the settled RCM claim. In the first nine months of fiscal 2021 (all in the second quarter), we recognized increases to revenue and related gains of $2.8 million.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at July 3, 2022 and October 3, 2021.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.5 billion of RUPO as of July 3, 2022. RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO as of July 3, 2022 over the following periods:

Amount
(in thousands)
Within 12 months	$2,182,597
Beyond	1,312,857
Total	$3,495,454

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

4.            Acquisitions

For the first nine months of fiscal 2022, we acquired The Integration Group of America ("TIGA"), Piteau Associates (“PAE”) and other immaterial acquisitions. TIGA is based in Spring, Texas and is an industry leader in process automation and system integration solutions, including customized software and platform (SaaS/PaaS) applications, advanced data analytics, cloud data integration, and platform virtualization. PAE is based in Vancouver, British Columbia and is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our CIG segment, and TIGA and other immaterial acquisitions are part of our GSG segment. The total fair value of the purchase price for all of these acquisitions was $86.5 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $4.3 million of receivables (net) related to estimated post-closing adjustments for the net assets acquired, $15.5 million payable in a promissory note issued to the sellers along with related transaction expenses of the sellers (which were subsequently paid in July 2022), and $31.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $47.0 million, based upon the achievement of specified operating income targets in each of the three to five years following the acquisitions.

In fiscal 2021, we acquired Coanda Research and Development Corporation ("CRD"), The Kaizen Company (“KZN”), IBRA-RMAC Automation Solutions (“IRM”), and Hoare Lea, LLP and Subsidiaries ("HLE"). CRD is based in Burnaby, British Columbia and provides world-class expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries. KZN is based in Washington, DC and provides international development advisory and management consulting services offering a suite of innovative tools that support advanced solutions in health, education, governance, peace and stability, and sustainable economic growth. IRM is based in San Diego, California, and provides digital water transformation consulting services and an innovative suite of tools to address complex water system modernization challenges. HLE is a leader in sustainable engineering design based in Bristol, United Kingdom. It was established in 1862 and is an award-winning high-end consultancy firm in the United Kingdom, with more than 900 employees, providing innovative solutions to complex engineering and design challenges for sustainable infrastructure and high performance buildings. CRD and HLE are part of our CIG segment, and KZN and IRM are part of our GSG segment. The total fair value of the purchase price for these acquisitions was $151.7 million. This amount was comprised of $101.4 million in initial cash payments made to the sellers, and $50.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $74.0 million, based upon the achievement of specified operating income targets in each of the three to four years following the acquisitions.

Goodwill additions resulting from fiscal 2022 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations, and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water, and natural resources. The fiscal 2021 goodwill additions represent the significant technical expertise residing in embedded workforces that are sought out by clients and the long-standing reputation of HLE. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog and client relations intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from one to ten years, and trade names intangible assets have lives ranging from three to five years. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the first nine months of fiscal 2022, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. For the first nine months of fiscal 2022 and 2021, total adjustments to our contingent earn-out liabilities in operating income were immaterial.

At July 3, 2022, there was a total potential maximum of $141.1 million of outstanding contingent consideration related to acquisitions. Of this amount, $83.3 million was estimated as the fair value and accrued on our consolidated balance sheet.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment:

	GSG	CIG	Total
	(in thousands)
Balance at October 3, 2021	$538,433	$570,145	$1,108,578
Goodwill reallocation	(51,497)	51,497	—
Acquisition activity	46,326	26,318	72,644
Translation and adjustments	(3,961)	(25,804)	(29,765)
Balance at July 3, 2022	$529,301	$622,156	$1,151,457

Our goodwill balances reflect the goodwill reallocation related to the creation of our new HPB division on the first day of fiscal 2022, which included a transfer of some related operations in our GSG reportable segment to our CIG reportable segment. The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These amounts are presented net of reductions from historical impairment adjustments. The gross amounts of goodwill for GSG were $547.0 million and $556.1 million at July 3, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $743.7 million and $691.6 million at July 3, 2022 and October 3, 2021, respectively, excluding accumulated impairment of $121.5 million at each date.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets:

	Period Ended
	July 3, 2022				October 3, 2021
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	($ in thousands)
Client relations	5.7	$44,287	$(20,847)	$23,440	$69,455	$(43,984)	$25,471
Backlog	0.8	34,088	(29,811)	4,277	34,577	(30,670)	3,907
Trade names	3.9	13,651	(7,425)	6,226	14,939	(6,327)	8,612
Total		$92,026	$(58,083)	$33,943	$118,971	$(80,981)	$37,990

Amortization expense for the three and nine months ended July 3, 2022 was $3.7 million and $9.6 million, respectively, compared to $2.2 million and $7.8 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2022 and succeeding years is as follows:

Amount
(in thousands)
2022	$3,394
2023	9,675
2024	5,592
2025	4,759
2026	3,885
Beyond	6,638
Total	$33,943

6.                                     Property and Equipment

Property and equipment consisted of the following:

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Equipment, furniture and fixtures	$100,667	$94,780
Leasehold improvements	35,818	36,462
Total property and equipment	136,485	131,242
Accumulated depreciation	(101,475)	(93,509)
Property and equipment, net	$35,010	$37,733

The depreciation expense related to property and equipment was $3.2 million and $9.9 million for the three and nine months ended July 3, 2022, compared to $3.1 million and $9.0 million for the prior-year periods.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the first nine months of fiscal 2022, we repurchased and settled 986,280 shares with an average price of $152.09 per share for a total cost of $150.0 million in the open market. At July 3, 2022, we had a remaining balance of $397.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first nine months of fiscal 2022 and 2021:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
May 2, 2022	$0.23	May 13, 2022	May 27, 2022	12,311
Total dividend paid as of July 3, 2022				$33,873

November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
April 26, 2021	$0.20	May 12, 2021	May 28, 2021	10,831
Total dividend paid as of June 27, 2021				$29,241

Subsequent Event.  On August 1, 2022, the Board of Directors declared a quarterly cash dividend of $0.23 per share payable on August 26, 2022 to stockholders of record as of the close of business on August 12, 2022.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to twelve years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are primarily for certain information technology equipment. The related ROU assets and lease liabilities were immaterial, and are included in "Property and equipment, net", "Other current liabilities" and "Other long-term liabilities", accordingly, in the consolidated balance sheets at July 3, 2022 and October 3, 2021.

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

The components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(in thousands)
Operating lease cost	$21,004	$22,423	$64,015	$67,132
Sublease cost (income)	140	(21)	(116)	(81)
Total lease cost	$21,144	$22,402	$63,899	$67,051

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	July 3, 2022	June 27, 2021
	(in thousands)
Operating cash flows for operating leases	$50,965	$56,616
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,175	$43,394

Supplemental balance sheet and other information related to leases are as follows:

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Operating leases:
Right-of-use assets	$191,022	$215,422

Lease liabilities:
Current	60,101	67,452
Long-term	154,499	174,285
Total operating lease liabilities	$214,600	$241,737

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.1%	2.2%

As of July 3, 2022, we do not have any material additional operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities at July 3, 2022 is as follows:

Amount
(in thousands)
2022	$17,316
2023	60,889
2024	46,144
2025	33,756
2026	22,595
Beyond	47,096
Total lease payments	227,796
Less: imputed interest	(13,196)
Total present value of lease liabilities	$214,600

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and first nine months ended July 3, 2022 was $6.7 million and $19.1 million, respectively, compared to $5.7 million and $16.3 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2022, we awarded 41,734 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $247.16 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 76,231 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $185.35 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$58,650	$51,903	$180,179	$149,856

Weighted-average common shares outstanding – basic	53,507	54,117	53,777	54,095
Effect of dilutive stock options and unvested restricted stock	499	549	551	603
Weighted-average common shares outstanding – diluted	54,006	54,666	54,328	54,698

Earnings per share attributable to Tetra Tech:
Basic	$1.10	$0.96	$3.35	$2.77
Diluted	$1.09	$0.95	$3.32	$2.74

11.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2022 and 2021 were 23.9% and 20.4%, respectively. Income tax expense was reduced by $4.9 million and $8.7 million of excess tax benefits on share-based payments in the first nine months of fiscal 2022 and 2021, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first nine months of fiscal 2022 and 2021 were 25.9% and 25.0%, respectively.

As of July 3, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $11.3 million and $14.1 million, respectively. These uncertain tax positions substantially relate to ongoing examinations. It is reasonably possible that these liabilities may decrease within the next 12 months as certain examinations are resolved. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

On December 28, 2021, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations addressing aspects of the foreign tax credit regime, and represent the third and final regulations that have been issued with respect to the core provisions of the U.S. foreign tax credit regime following the 2017 Tax Cut and Jobs Act. These regulations were primarily effective on March 7, 2022, with certain provisions applicable to prior periods, and they do not materially impact our consolidated financial statements.

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

At the beginning of fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new HPB division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Accordingly, amounts related to our segment reporting for the third quarter and first nine months of fiscal 2021 have been reclassified to conform to the current year presentation.

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

The following tables summarize financial information regarding our reportable segments:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(in thousands)
Revenue
GSG	$459,987	$444,263	$1,365,041	$1,301,497
CIG	444,238	372,722	1,277,469	1,064,680
RCM	—	143	—	613
Elimination of inter-segment revenue	(13,994)	(15,495)	(41,025)	(45,290)
Total revenue	$890,231	$801,633	$2,601,485	$2,321,500

Income from operations
GSG	$45,580	$44,323	$147,104	$128,491
CIG	53,535	38,991	139,328	104,500
Corporate (1)	(15,210)	(13,507)	(40,787)	(36,126)
Total income from operations	$83,905	$69,807	$245,645	$196,865

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Total Assets
GSG	$549,648	$545,533
CIG	756,195	698,916
RCM	2	11,360
Corporate (1)	1,371,861	1,320,753
Total assets	$2,677,706	$2,576,562

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021). The carrying value of our long-term debt approximated fair value at July 3, 2022 and October 3, 2021. At July 3, 2022, we had borrowings of $246.9 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. As of July 3, 2022, the notional principal of our outstanding interest swap agreements was $203.1 million ($40.6 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At July 3, 2022 and October 3, 2021, the fair values of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was an unrealized gain of $0.6 million and an unrealized loss of $9.4 million, which were reported in "Other long-term assets" and "Other current liabilities" on our consolidated balance sheets, respectively. Additionally, the related gains of $2.4 million and $10.0 million for the three and first nine months ended July 3, 2022, compared to related gains of $1.5 million and $4.9 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify a credit of $0.7 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first nine months of fiscal 2022.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and nine months ended July 3, 2022 and June 27, 2021 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at March 28, 2021	$(102,911)	$(12,145)	$(115,056)
Other comprehensive income before reclassifications	11,157	2,981	14,138
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,483)	(1,483)
Net current-period other comprehensive income	11,157	1,498	12,655

Balance at June 27, 2021	$(91,754)	$(10,647)	$(102,401)

Balance at April 3, 2022	$(113,513)	$(1,790)	$(115,303)
Other comprehensive income (loss) before reclassifications	(44,883)	3,413	(41,470)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,033)	(1,033)
Net current-period other comprehensive income (loss)	(44,883)	2,380	(42,503)

Balance at July 3, 2022	$(158,396)	$590	$(157,806)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at September 27, 2020	$(146,275)	$(15,511)	$(161,786)
Other comprehensive loss before reclassifications	54,521	9,341	63,862
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(4,477)	(4,477)
Net current-period other comprehensive income	54,521	4,864	59,385

Balance at June 27, 2021	$(91,754)	$(10,647)	$(102,401)

Balance at October 3, 2021	$(115,634)	$(9,394)	$(125,028)
Other comprehensive income (loss) before reclassifications	(42,762)	13,833	(28,929)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(3,849)	(3,849)
Net current-period other comprehensive income (loss)	(42,762)	9,984	(32,778)

Balance at July 3, 2022	$(158,396)	$590	$(157,806)

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

18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the three and first nine months of fiscal 2022 was approximately $24 million and $74 million, respectively, compared to $24 million and $70 million for the same periods last year. Related reimbursable costs for the three and first nine months of fiscal 2022 were approximately $23 million and $70 million. Related reimbursable costs for the three and first nine months of fiscal 2021 were approximately $23 million and $67 million. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	July 3, 2022	October 3, 2021
	(in thousands)
Accounts receivable, net	$17,838	$19,082
Contract assets	3,558	5,092
Contract liabilities	3,958	3,026

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Client Sector
U.S. state and local government	16.9%	16.9%	17.9%	16.8%
U.S. federal government (1)	29.4	33.2	30.0	34.4
U.S. commercial	21.1	19.1	20.7	19.6
International (2)	32.6	30.8	31.4	29.2
Total	100.0%	100.0%	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Additionally, we continue to report the results of the wind-down of our non-core construction activities in the Remediation and Construction Management ("RCM") reportable segment. RCM's projects were complete at the end of fiscal 2018. In May 2022, we received a cash settlement for the last $11 million RCM claim receivable in dispute resolution. This settlement resulted in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for the three and nine months of fiscal 2022 and 2021.

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Reportable Segment
GSG	51.7%	55.4%	52.5%	56.1%
CIG	49.9	46.5	49.1	45.9
Inter-segment elimination	(1.6)	(1.9)	(1.6)	(2.0)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Contract Type
Fixed-price	37.6%	36.7%	37.7%	36.2%
Time-and-materials	47.0	47.4	47.0	46.6
Cost-plus	15.4	15.9	15.3	17.2
Total	100.0%	100.0%	100.0%	100.0%

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. As the coronavirus disease 2019 ("COVID-19") spread globally, we responded quickly to ensure the health and safety of our employees, clients and the communities we support. Our high-end consulting focus and the technologies we deployed have positioned our staff to successfully support our clients and projects in hybrid work solutions that enable seamless collaboration across remote, office and job site environments. We remain focused on providing clients with the highest level of service and our 450 global offices are operational, supporting our programs and projects. By Leading with Science®, we are responding to the current global challenges including COVID-19, with the commitment of our 21,000 associates supported by technological innovation. The actions we have taken to navigate through this worldwide pandemic, the strength of our balance sheet, and our technical leadership position us well to address the global challenges of providing clean water, environmental restoration, and the impacts of climate change.

For the first nine months of fiscal 2022, revenue increased 12.1% compared to the prior-year period. This year-over-year growth reflects increased activity in all four of our client sectors. Our revenue also includes contributions from acquisitions that did not have comparable revenue in the first nine months of fiscal 2021. In the fourth quarter of fiscal 2022, we expect our revenue to continue to grow year-over-year on a constant currency basis and after normalizing for the extra week of operations in the fourth quarter of fiscal 2021. We report results of operations based on either a 52-week or 53-week period ending on the Sunday nearest September 30. Our fiscal 2022 contains 52 weeks compared to 53 weeks in fiscal 2021 with the extra week occurring in the fourth quarter.

U.S. State and Local Government.  Our U.S. state and local government revenue increased 19.3% in the first nine months of fiscal 2022 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects, in the metropolitan areas of California, Texas and Florida. Our disaster response activities also increased compared to the first nine months of fiscal 2021. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the fourth quarter of fiscal 2022.

U.S. Federal Government.  Our U.S. federal government revenue decreased 2.3% in the first nine months of fiscal 2022 compared to the prior-year period. The decrease was due to reduced international development activity, especially our work in Afghanistan that ceased in the fourth quarter of last year. Excluding Afghanistan, our U.S. federal government revenue grew more than 2% in the first nine months of fiscal 2022 compared to the same period last year, primarily due to increased environmental revenue for both Department of Defense and civilian agencies. During periods of economic volatility, including the COVID-19 pandemic, our U.S. federal government business has historically been the most stable and predictable. Our revenue also includes contributions from acquisitions that did not have comparable revenue in the prior-year period. We expect our U.S. federal government revenue, excluding Afghanistan, to grow for the remainder of fiscal 2022 primarily due to increased advanced analytics activity and the current administration's focus on long-term infrastructure and climate change.

U.S. Commercial.  Our U.S. commercial revenue increased 18.1% in the first nine months of fiscal 2022 compared to the same period last year. This increase was primarily due to more activity on environmental programs, including meeting net zero carbon goals and high performance buildings. We expect growth in our U.S. commercial work to continue in the fourth quarter of fiscal 2022.

International.  Our international revenue increased 20.7% in the first nine months of fiscal 2022 compared to the prior-year period. Our revenue includes contributions from acquisitions that did not have comparable revenue in the year-ago period. Additionally, the revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue for the remainder of fiscal 2022, although we expect adverse year-over-year foreign exchange rate changes reflecting a stronger U.S. dollar to slow our international growth in the fourth quarter of fiscal 2022 compared to the first nine months of the fiscal year.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 3, 2022	June 27, 2021	Change		July 3, 2022	June 27, 2021	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$890,231	$801,633	$88,598	11.1%	$2,601,485	$2,321,500	$279,985	12.1%
Subcontractor costs	(169,745)	(163,590)	(6,155)	(3.8)	(502,024)	(478,461)	(23,563)	(4.9)
Revenue, net of subcontractor costs (1)	720,486	638,043	82,443	12.9	2,099,461	1,843,039	256,422	13.9
Other costs of revenue	(575,902)	(512,347)	(63,555)	(12.4)	(1,679,937)	(1,488,549)	(191,388)	(12.9)
Gross profit	144,584	125,696	18,888	15.0	419,524	354,490	65,034	18.3
Selling, general and administrative expenses	(60,679)	(55,889)	(4,790)	(8.6)	(173,879)	(157,625)	(16,254)	(10.3)
Income from operations	83,905	69,807	14,098	20.2	245,645	196,865	48,780	24.8
Interest expense	(2,919)	(2,737)	(182)	(6.6)	(8,967)	(8,585)	(382)	(4.4)
Income before income tax expense	80,986	67,070	13,916	20.7	236,678	188,280	48,398	25.7
Income tax expense	(22,329)	(15,146)	(7,183)	(47.4)	(56,473)	(38,380)	(18,093)	(47.1)
Net income	58,657	51,924	6,733	13.0	180,205	149,900	30,305	20.2
Net income attributable to noncontrolling interests	(7)	(21)	14	66.7	(26)	(44)	18	40.9
Net income attributable to Tetra Tech	$58,650	$51,903	$6,747	13.0	$180,179	$149,856	$30,323	20.2
Diluted earnings per share	$1.09	$0.95	$0.14	14.7%	$3.32	$2.74	$0.58	21.2%

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

In the third quarter of fiscal 2022, revenue and revenue, net of subcontractor costs, increased $88.6 million, or 11.1%, and $82.4 million, or 12.9%, respectively, compared to the year-ago quarter. Excluding the contributions from acquisitions that did not have activity in the third quarter of last year, our revenue increased approximately 5% in the third quarter of fiscal 2022 compared to the prior-year quarter. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $15.7 million, or 3.5%, and $20.4 million, or 6.5%, respectively, in the third quarter of fiscal 2022 compared to last year's third quarter. Our CIG segment's revenue increased $71.5 million, or 19.2%, and revenue, net of subcontractor costs, increased $62.1 million, or 19.2% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021.

In the first nine months of fiscal 2022, revenue and revenue, net of subcontractor costs, increased $280.0 million, or 12.1%, and $256.4 million, or 13.9%, respectively, compared to the prior-year period. Excluding the contributions from acquisitions that did not have activity in the first nine months of fiscal 2021, our revenue increased approximately 6% in the first nine months of fiscal 2022 compared to the same period last year. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $63.5 million, or 4.9%, and $70.3 million, or 7.6%, respectively, in the first nine months of fiscal 2022 compared to last year's period. Our CIG segment's revenue increased $212.8 million, or 20.0%, and revenue, net of subcontractor costs, increased $186.8 million, or 20.5% in the first nine months of fiscal 2022 compared to the year-ago period. Our quarterly and year-to-date results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude a non-operating benefit of Employee Retention Credits ("ERC's") related to COVID-19 in the first nine months of fiscal 2022. The effective tax rate applied to the adjustment to earnings per share ("EPS") to arrive at adjusted EPS was 26%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding as reflected in our consolidated statements of income.

	Three Months Ended				Nine Months Ended
	July 3, 2022	June 27, 2021	Change		July 3, 2022	June 27, 2021	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$83,905	$69,807	$14,098	20.2%	$245,645	$196,865	$48,780	24.8%
COVID-19 Credits	(1,040)	—	(1,040)	NM	(5,491)	—	(5,491)	NM
Adjusted income from operations (1)	$82,865	$69,807	$13,058	18.7%	$240,154	$196,865	$43,289	22.0%

EPS	$1.09	$0.95	$0.14	14.7%	$3.32	$2.74	$0.58	21.2%
COVID-19 Credits	(0.01)	—	(0.01)	NM	(0.07)	—	(0.07)	NM
Adjusted EPS (1)	$1.08	$0.95	$0.13	13.7%	$3.25	$2.74	$0.51	18.6%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income increased $14.1 million, or 20.2%, in the third quarter of fiscal 2022 compared to the year-ago quarter. In the first nine months of fiscal 2022, operating income increased $48.8 million, or 24.8%, compared to the same period last year. The third quarter and first nine months of fiscal 2022 results include the benefit of ERC's totaling $1.0 million and $5.5 million, respectively, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs that we incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. The amounts were recognized during the first nine months of fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other Costs of Revenue" in our Consolidated Statement of Income and an increase to "Cash Provided by Operations" in our Consolidated Statement of Cash Flows for the first nine months of fiscal 2022, consistent with the presentation of the related costs in the second quarter of fiscal 2020. Excluding the ERC's, our adjusted operating income increased $13.1 million, or 18.7% for the third quarter of fiscal 2022 and increased $43.3 million, or 22.0%, for the first nine months of fiscal 2022 compared to the year-ago periods. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

Net interest expense increased $0.2 million and $0.4 million in the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods last year. The increased interest expense related to our contingent earn-out liabilities was substantially offset by the benefit of lower average year-over-year borrowings.

The effective tax rates for the first nine months of fiscal 2022 and 2021 were 23.9% and 20.4%, respectively. Income tax expense was reduced by $4.9 million and $8.7 million of excess tax benefits on share-based payments in the first nine months of fiscal 2022 and 2021, respectively. Excluding the impact of these tax benefits, our effective tax rates for the first nine months of fiscal 2022 and 2021 were 25.9% and 25.0%, respectively.

Our EPS was $1.09 and $3.32 for the third quarter and first nine months of fiscal 2022, compared to $0.95 and $2.74 for the same periods in fiscal 2021, respectively. On the same basis as our adjusted operating income, adjusted EPS was $1.08 and $3.25 for the third quarter and first nine months of fiscal 2022, compared to $0.95 and $2.74 for the same periods last year, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	July 3, 2022	June 27, 2021	Change		July 3, 2022	June 27, 2021	Change
			$	%			$	%
	($ in thousands)
Revenue	$459,987	$444,263	$15,724	3.5%	$1,365,041	$1,301,497	$63,544	4.9%
Subcontractor costs	(124,487)	(129,133)	4,646	3.6	(364,970)	(371,685)	6,715	1.8
Revenue, net of subcontractor costs	$335,500	$315,130	$20,370	6.5	$1,000,071	$929,812	$70,259	7.6

Income from operations	$45,580	$44,323	$1,257	2.8%	$147,104	$128,491	$18,613	14.5%

Revenue increased $15.7 million, or 3.5%, and revenue, net of subcontractor costs, increased $20.4 million, or 6.5%, in the third quarter of fiscal 2022 compared to the year-ago quarter. For the first nine months of fiscal 2022, revenue increased $63.5 million, or 4.9%, and revenue, net of subcontractor costs, increased $70.3 million, or 7.6%, compared to the prior year periods. The increases primarily reflect higher U.S. state and local government activities related to water and environmental programs and disaster response projects.

Operating income increased $1.3 million and $18.6 million in the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods in fiscal 2021. Operating income for the third quarter and first nine months fiscal 2022 included $0.7 million and $3.7 million of the aforementioned ERC's. Excluding this benefit, operating income increased 11.6% in the first nine months of fiscal 2022 compared to the same period last year. Our operating margin, based on revenue, net of subcontractor costs, improved to 14.7% for the first nine months of fiscal 2022 compared to 13.8% for fiscal 2021 period. Excluding the ERC's, our operating margin was 14.3% in the first nine months of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

Commercial/International Services Group

	Three Months Ended				Nine Months Ended
	July 3, 2022	June 27, 2021	Change		July 3, 2022	June 27, 2021	Change
			$	%			$	%
	($ in thousands)
Revenue	$444,238	$372,722	$71,516	19.2%	$1,277,469	$1,064,680	$212,789	20.0%
Subcontractor costs	(59,252)	(49,862)	(9,390)	(18.8)	(178,079)	(152,042)	(26,037)	(17.1)
Revenue, net of subcontractor costs	$384,986	$322,860	$62,126	19.2	$1,099,390	$912,638	$186,752	20.5

Income from operations	$53,535	$38,991	$14,544	37.3%	$139,328	$104,500	$34,828	33.3%

Revenue increased $71.5 million, or 19.2%, and revenue, net of subcontractor costs, increased $62.1 million, or 19.2%, in the third quarter of fiscal 2022 compared to last year's third quarter. For the first nine months of fiscal 2022, revenue increased $212.8 million, or 20.0%, and revenue, net of subcontractor costs, increased $186.8 million, or 20.5%, compared to the same period last year. The revenue growth in the first nine months of fiscal 2022 primarily reflects more activity on commercial environmental programs, including meeting net zero carbon goals and high performance buildings. These increases were also due to the international government stimulus spending on infrastructure. Additionally, revenue in the first nine months of fiscal 2022, includes contributions from acquisitions, which did not have comparable revenue in year-ago period.

Operating income increased $14.5 million and $34.8 million, in the third quarter and first nine months of fiscal 2022, respectively, compared to the same periods last year. Operating income in the third quarter and first nine months of fiscal 2022 included $0.3 million and $1.6 million of the aforementioned ERC's, respectively. Excluding this benefit, operating income increased 31.8% in the first nine months of fiscal 2022 compared to the fiscal 2021 period. Our operating margin, based on revenue, net of subcontractor costs, improved to 12.7% for the first nine months of fiscal 2022 compared to 11.5% for the prior-year period. Excluding the ERC's, our operating margin was 12.5% for the first nine months of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At July 3, 2022 and October 3, 2021, the differences between our backlog and RUPO of $3.5 billion for each period were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  As of July 3, 2022, we had $217.4 million of cash and cash equivalents and access to an additional $799.3 million of borrowings available under our credit facility. During the first nine months of fiscal 2022, we generated $276.0 million of cash from operations. To date, we have not experienced any significant deterioration in our financial condition or liquidity due to the COVID-19 pandemic and our credit facilities remain available.

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

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the nine months fiscal 2022, we repurchased and settled 986,280 shares with an average price of $152.09 per share for a total cost of $150.0 million in the open market. At July 3, 2022, we had a remaining balance of $397.8 million under our stock repurchase program.

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

Subsequent Event.  On August 1, 2022, the Board of Directors declared a quarterly cash dividend of $0.23 per share payable on August 26, 2022 to stockholders of record as of the close of business on August 12, 2022.

Cash and Cash Equivalents.  As of July 3, 2022, our cash and cash equivalents were $217.4 million, an increase of $50.8 million compared to the fiscal 2021 year-end. The increase was primarily due to net cash provided by operating activities partially offset by stock repurchases, dividends, as well as payments for taxes on vested restricted stock.

Operating Activities.  For the first nine months of fiscal 2022, net cash provided by operating activities was $276.0 million, an increase of $49.4 million compared to the prior-year period. The increase primarily reflects an increase in earnings adjusted for non-cash items and improved working capital from faster collections of our receivables in the first nine months of fiscal 2022 compared to the fiscal 2021 period.

Investing Activities.  For the first nine months of fiscal 2022, net cash used in investing activities was $38.3 million, an increase of $15.2 million compared to the prior-year period. The increase was primarily due to payments related to the acquisitions completed in the first nine months of fiscal 2022.

Financing Activities.  For the first nine months of fiscal 2022, net cash used in financing activities was $182.5 million, an increase of $45.0 million compared to the same period last year. The increase was due to higher stock repurchases, partially offset by a change in bank overdrafts and a net borrowing, which was primarily used to fund acquisitions.

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

As of July 3, 2022, we had $246.9 million. in outstanding borrowings under the Amended Credit Agreement, which was comprised of $246.9 million under the Amended Term Loan Facility and no outstanding borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during July 3, 2022 is 1.49%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 3.53%. At July 3, 2022, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At July 3, 2022, we were in compliance with these covenants with a consolidated leverage ratio of 0.85x and a consolidated interest coverage ratio of 28.19x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At July 3, 2022, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $50.9 million. As of July 3, 2022, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2022:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 15, 2021	$0.20	December 2, 2021	$10,793	December 20, 2021
January 31, 2022	$0.20	February 11, 2022	$10,769	February 25, 2022
May 2, 2022	$0.23	May 13, 2022	$12,311	May 27, 2022
August 1, 2022	$0.23	August 12, 2022	N/A	August 26, 2022

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

As of July 3, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $11.3 million and $14.1 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At July 3, 2022, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $50.9 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At July 3, 2022, we had $246.9 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $246.9 million under the Amended Term Loan Facility and no outstanding borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2022 was 1.49%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of July 3, 2022, the notional principal of our outstanding interest swap agreements was $203.1 million ($40.6 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at July 3, 2022, was 3.53%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first nine months of fiscal 2021, we reported $1.8 million of foreign currency losses in “Selling, general and administrative expenses” on our consolidated statements of income. The foreign currency impact for the first nine months of fiscal 2022 was immaterial.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2022 and 2021, 31.4% and 29.2% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2022, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in our equity by $42.8 million compared to an increase in equity of $54.5 million in the first nine months of fiscal 2021. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  As of July 3, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, the Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In the nine months fiscal 2022, we repurchased and settled 986,280 shares with an average price of $152.09 per share for a total cost of $150.0 million in the open market. At July 3, 2022, we had a remaining balance of $397.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first nine months of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 4, 2021 - October 31, 2021	97,020	$160.47	97,020	$532,244
November 1, 2021 - November 28, 2021	91,216	180.16	91,216	515,811
November 29, 2021 - January 2, 2022	101,960	176.52	101,960	497,813
January 3, 2022 - January 30, 2022	96,908	185.62	96,908	483,279
January 31, 2022 - February 27, 2022	110,858	162.17	110,858	467,036
February 28, 2022 - April 3, 2022	120,274	149.40	120,274	447,813
April 4, 2022 - May 1, 2022	95,121	152.79	95,121	433,279
May 2, 2022 - May 29, 2022	131,962	129.57	131,962	416,181
May 30, 2022 - July 3, 2022	140,961	130.30	140,961	397,813

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 3, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2022	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)