Form 10-K
period 2022-10-02
TETRA TECH INC
filed 2022-11-25
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2022

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on April 3, 2022, was $8.9 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 9, 2022, 52,981,143 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "estimates," "seeks," "continues," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under "Risk Factors," and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
PART I
Item 1.    Business
General
Tetra Tech, Inc. ("Tetra Tech") is a leading global provider of high-end consulting and engineering services that focuses on water, environment, sustainable infrastructure, renewable energy and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water for 19 years in a row. In 2022, we were also ranked #1 in environmental management, hydro plants, water treatment/desalination and water treatment/supply. ENR also ranked Tetra Tech in the top 10 in numerous categories, including dams and reservoirs, marine and port facilities, wind power, solar power, solid waste, environmental science, chemical and soil remediation, green building design, hazardous waste and site assessment and compliance.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. In fiscal 2022, we worked on over 80,000 projects, in more than 100 countries on all seven continents, with a talent force of 21,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
By combining ingenuity and practical experience, we have helped to advance sustainability by managing water, protecting the environment, providing renewable energy, restoring ecosystems and engineering green solutions for our cities and communities. Our mission is to be the world's leading consulting and engineering firm solving global challenges in water and the environment that make a positive difference in people's lives worldwide.
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
•Excellence.  We bring superior technical capability, disciplined project management and excellence in safety and quality to all of our services.
•Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company, encourage an inclusive and diverse workforce and ensure a safe workplace.

We have a strong project management culture that enables us to deliver on more than 80,000 projects in a fiscal year. We maintain a strong emphasis on project management at all levels of the organization. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns and promptly bill and collect accounts receivable.
We have built a broad client and contract base by proactively understanding our clients' priorities and demonstrating a long track record of successful performance that results in repeat business and limits competition. We believe that proximity to our clients is also instrumental to integrating global experience and resources with an understanding of our local clients' needs. Over the past year, we worked in more than 100 countries, helping our clients address complex water, environment, renewable energy and related sustainable infrastructure needs.
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
We combine interdisciplinary capabilities, technical resources and institutional knowledge to implement complex projects that are at the leading edge of policy and technology development.
Leading with Science®
At Tetra Tech, we provide value-generating solutions by combining operational expertise, science and technology. By Leading with Science® and leveraging our collective technology including advanced data analytics and digital technologies, we create transformational solutions for our clients.
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company. Our high-end teams connect interdisciplinary experts from across our company's 21,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection and dashboards for tracking and communicating results. Tetra Tech Delta is continually expanding and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research.
Leading with Science® also means fully leveraging the collective expertise provided by our global talent force of 21,000 associates. We actively share information, ideas and resources across our global operations through our network structure, guided subject matter teams and project team building. Our Tech 1000 event engages Tetra Tech experts world-wide to solve client challenges and identify the best ideas for further development. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media and social media across our global operations. Our Project Management Training Program provides comprehensive training in high-end project leadership skills through online training, virtual workshops and in-person events.
Reportable Segments
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

Beginning of fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new High Performance Buildings ("HPB") division in the CIG reportable segment. As a result, we transferred some related operations in the GSG reportable segment to the CIG reportable segment. Prior year amounts for reportable segments have been reclassified to conform to the current year presentation.
The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2022	2021	2020
GSG	52.0%	55.2%	52.7%
CIG	49.6	46.7	49.1
Inter-segment elimination	(1.6)	(1.9)	(1.8)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, reportable segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.
Government Services Group
GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste. GSG also leads our support for development agencies worldwide, especially in the United States, the United Kingdom and Australia.
GSG provides consulting and engineering services for a broad range of water, environment and infrastructure-related needs primarily for U.S. government clients. The primary GSG markets include water resources analysis and water management, environmental monitoring, data analytics, government consulting, waste management and a broad range of civil infrastructure master planning and resilient engineering design for facilities, transportation and local development projects. GSG's services span from early data collection and monitoring, to data analysis and information management, to science and engineering applied research, to engineering design, to project management and operations and maintenance.
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies and manage assets. Our services advance sustainability and resiliency through the "greening" of infrastructure, design of energy efficiency and resource conservation programs, innovation in the capture and sequestration of carbon, development of disaster preparedness and response plans and improvement in water and land resource management practices. We provide climate change and energy management consulting, and greenhouse gas ("GHG") inventory assessment, certification, reduction and management services. GSG also provides planning, architectural and sustainable engineering services for U.S. federal, state and local government facilities. We support government agencies with related sustainable infrastructure needs, asset management for military housing and educational, institutional and research facilities.
Many government organizations face complex problems due to increased demand and competition for water and natural resources, newly understood threats to human health and the environment, aging infrastructure and demand for new and more resilient infrastructure. Our integrated water management services support government agencies responsible for managing water supplies, wastewater treatment, storm water management and flood protection. We help our clients develop more resilient water supplies and more sustainable management of water resources, while addressing a wide range of local and national government requirements and policies. Fluctuations in weather patterns and extreme events, such as prolonged droughts and more frequent flooding, are increasing concerns over the reliability of water supplies, the need to protect coastal areas and flood mitigation and adaptation in metropolitan areas. We provide smart water infrastructure solutions that integrate water modeling, instrumentation and controls and real-time controls to create flexible water systems that respond to changing conditions, optimize use of existing infrastructure and provide clients with the ability to monitor and manage their water infrastructure more efficiently. We provide operational technology for secure management of water treatment and wastewater systems, including cybersecurity assessments and digital twin solutions.
We also support government agencies in the full range of disaster response and community resilience services including monitoring and environmental response, damage assessment and program management services and resilient engineering design and mitigation planning. We have a full suite of proprietary software tools and procedures that support our disaster response, planning and management support services. These tools and procedures address disaster management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics and statistical analysis.
GSG provides a wide range of consulting and engineering services for solid waste management, including landfill design and management, and recycling facility design throughout the United States; providing design, project management and maintenance services to manage solid and hazardous waste, for environmental, wastewater, energy, containment, mining, utilities, aquaculture and other industrial clients; as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.
We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment and water programs. We provide technical support for the Federal Aviation Administration ("FAA") to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach and systems development; and providing systems analysis and information management.
We support governments in implementing international development programs for developing nations to help them address numerous challenges, including access to potable water and adapting to the threats of climate change. Our international development services include supporting donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. Our programs span planning, designing, implementing, researching and monitoring projects and leverage advanced technology to collect, manage and provide analytics for our clients. Key areas of focus include climate change, agriculture and rural development, governance and institutional development, natural resources and the environment, infrastructure, economic growth, energy, rule of law and justice systems, land tenure and property rights and training and consulting for public-private partnerships. Our projects also include building capacity and strengthening institutions in areas such as global health, energy sector reform, utility management, education, food security and local governance.
Commercial/International Services Group
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, high-performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering, and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
CIG provides consulting and engineering services worldwide for a broad range of water, environment and sustainable infrastructure-related needs in both developed and emerging economies. The primary markets for CIG's services include natural resources, energy and utilities, as well as sustainable infrastructure master planning and engineering design for facilities, transportation and local development projects. CIG's services span from early data collection and monitoring to data analysis and information management, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to project management and operations and maintenance.
CIG's environmental services include cleanup and beneficial reuse of sites contaminated with hazardous materials, toxic chemicals and oil and petroleum products, which cover all phases of the remedial planning process, starting with disaster response and initial site assessment through removal actions, remedial design and implementation oversight; and supporting both commercial and government clients in planning and implementing remedial activities at numerous sites around the world, and providing a broad range of environmental analysis and planning services.
CIG also supports U.S. commercial clients by providing design services to renovate, upgrade and modernize industrial water supplies, and address industrial water treatment and water reuse needs; and provides plant engineering, project execution and program management services for industrial water treatment projects throughout the world.
CIG provides planning, architectural and sustainable engineering services for commercial and government facilities. We provide high-end design of sustainable energy, water and GHG decarbonization solutions including civil, electrical, mechanical, structural and hydraulic engineering for buildings and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as data centers, security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.
CIG's international services, especially in Canada, the United Kingdom, and Asia Pacific, include high-end analytical, engineering, architecture, geotechnical and project management services for infrastructure projects, including rail and roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-modal design services for commuter railway stations, airport expansions, bridges and major highways and ports and harbors; and designing resilient solutions to repair, replace and upgrade older transportation infrastructure.
CIG provides infrastructure design services in extreme and remote areas by using specialized techniques that are adapted to local resources, while minimizing environmental impacts, and considering potential climate change impacts. These include providing consulting, geotechnical and design services to owners of transportation, natural resources, energy and community infrastructure in areas of permafrost or extreme climate regions.
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, project management and operational services, and advising on the design and implementation of smart grids, both domestically and internationally, including increasing utility automation, information and operational technologies and critical infrastructure security. For utilities and governmental regulatory agencies, our services include policy and regulatory development, utility management, performance improvement and asset management and evaluation. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, hydropower, conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, our services include environmental, electrical, mechanical and civil engineering, procurement, operations and maintenance and regulatory support for all project phases.
CIG supports industrial clients globally. Our services include environmental permitting support, siting studies, strategic planning and analyses; design of site civil works; water management; biological and cultural assessments, and site investigations; and hazardous waste site remediation.
CIG also provides environmental remediation and reconstruction services to evaluate and restore lands to beneficial use, remediating, and restoring contaminated facilities in the U.S. and around the world; managing large, complex sediment remediation programs that help restore rivers and coastal waters to beneficial use; and supporting utilities in the U.S. in implementing restoration and environmental management programs.
Remediation and Construction Management
We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment in fiscal 2022. There has been no remaining backlog for RCM since fiscal 2018 as the projects were complete. In May 2022, we received a cash settlement for the last $11 million RCM claim receivable in dispute resolution. This settlement resulted in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for fiscal 2022, 2021 and 2020.
Project Examples
Project examples are provided on our company website located at tetratech.com, including expert interviews, in-depth articles and project profiles that demonstrate our services across water, environment, sustainable infrastructure, renewable energy and international development.
Clients
We provide services to a diverse base of U.S. federal government, U.S. state and local government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2022	2021	2020
U.S. federal government (1)	30.4%	33.6%	33.2%
U.S. state and local government	17.2	16.7	14.7
U.S. commercial	21.4	19.9	22.5
International (2)	31.0	29.8	29.6
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom and revenue generated from non-U.S. clients.

U.S. federal government agencies are significant clients. The U.S. Agency for International Development ("USAID") accounted for 11.0%, 11.7% and 12.2% of our revenue in fiscal 2022, 2021 and 2020, respectively. The Department of Defense ("DoD") accounted for 9.7%, 11.2% and 9.2% of our revenue in fiscal 2022, 2021 and 2020, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. Our international clients are primarily focused in Canada, Australia, and the United Kingdom, and consist of a relatively equal sized mix of government and commercial clients. Our U.S. commercial clients include companies in the chemical, energy, mining, pharmaceutical, retail, aerospace, automotive, petroleum and communications industries. No single client, except for the U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2022.
Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2022	2021	2020
Fixed-price	37.6%	37.1%	36.0%
Time-and-materials	46.7	46.4	46.5
Cost-plus	15.7	16.5	17.5
	100.0%	100.0%	100.0%
Under a fixed-price contract, clients agree to pay a specified price for our performance of the entire contract or a specified portion of the contract. Some fixed-price contracts can include date-certain and/or performance obligations. Fixed-price contracts carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials and economic and other changes that may occur over the contract period. Consequently, the profitability of fixed-price contracts may vary substantially. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Profitability on these contracts is driven by billable headcount and cost control. Many of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue related to these contracts is recognized as if these contracts were fixed-price contracts. Under our cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable, we may not be able to obtain full reimbursement. Further, the amount of the fee received for a cost-plus award fee contract partially depends upon the client's discretionary periodic assessment of our performance on that contract.
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
In accordance with our corporate policies, we maintain controls to minimize any occurrence of fraud or other unlawful activities that could result in severe legal remedies, including the payment of damages and/or penalties, criminal and civil sanctions and debarment. In addition, we maintain preventative audit programs and mitigation measures to ensure that appropriate control systems are in place.
We provide services under contracts, purchase orders or retainer letters. Our policy requires that all contracts must be in writing. We bill our clients in accordance with the contract terms and periodically based on costs incurred, on either an hourly-fee basis or on a percentage-of-completion basis, as the project progresses. Most of our agreements permit our clients to terminate the agreements without cause upon payment of fees and expenses through the date of the termination. Generally, our contracts do not require that we provide performance bonds. If required, a performance bond, issued by a surety company, guarantees a contractor's performance under the contract. If the contractor defaults under the contract, the surety will, at its discretion, complete the job or pay the client the amount of the bond. If the contractor does not have a performance bond and defaults in the performance of a contract, the contractor is responsible for all damages resulting from the breach of contract. These damages include the cost of completion, together with possible consequential damages such as lost profits.
Growth Strategy
Our management team establishes Tetra Tech's overall business strategy. Our strategic plan defines and guides our investment in marketing and business development to leverage our differentiators and target priority programs and growth markets. We maintain centralized business development resources to develop our corporate branding and marketing materials, support proposal preparation and planning, conduct market research and manage promotional and professional activities, including appearances at trade shows, advertising and public relations.
We have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids and help us build interdisciplinary teams and provide innovative solutions for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration, access to technical solutions and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position us for future procurements and emerging programs. Our Tetra Tech Delta program facilitates access and exchange of technology solutions across our company, through the use of internal training, inventories and facilitated virtual networking events.
Business development activities are implemented by our technical and professional management staff throughout Tetra Tech with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of our clients' needs and the effect of client-specific issues, local laws and regulations and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations and present seminars on research and technical applications. Effective development of business is facilitated by each staff member's access to all of our service offerings through our internal Tetra Tech Delta and geographic networks. Our strong internal networking programs help our professional staff members to pursue new opportunities for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Networking is further supported by our enterprise-wide knowledge management systems which include skills search tools, business development tracking and collaboration tools.
To support our growth plans, we actively attract, recruit and retain key hires. Our combination of high-end science and consulting coupled with practical applications provides challenging and rewarding opportunities for our associates, thereby enhancing our ability to recruit and retain top quality talent. Our internal networking programs, leadership training, entrepreneurial environment, focus on Leading with Science® and global project portfolio help to attract and retain highly qualified individuals.
Our strategic growth plans are augmented by our selective investment in acquisitions aligned with our business. Acquisitions advance plans to add new technologies, broaden our service offerings, add contract capacity and expand our geographic presence. Our long-established experience in identifying and integrating acquisitions strengthens our ability to integrate and rapidly leverage the resources of the acquired companies post-acquisition.
Sustainability Program
Tetra Tech supports clients in more than 100 countries around the world, helping them to solve complex problems and achieve solutions that are technically, socially and economically resilient. Our high-end consulting and engineering services focus on using innovative technologies and creative solutions to minimize environmental impacts and enhance social systems. Our greatest contribution toward sustainability is through the projects we perform every day for our clients, including recycling freshwater supplies, recycling waste products and reducing greenhouse gas emissions. In developing countries, we also support gender equality programs, strengthen land tenure and increase climate resiliency and adaptation. As a signatory of the United Nations Global Compact ("UNGC") on human rights, labor, environment and anti-corruption, Tetra Tech embraces the UNGC Ten Principles as part of the strategy, culture and daily operations of our company.
Our Sustainability Program enhances our commitment by focusing on the environmental, social and governance impact of our business via four primary pillars: Projects – the solutions we provide for our clients; Procurement – our procurement and subcontracting approaches; Processes – the internal policies and processes that promote sustainable practices, reduce costs and minimize environmental impacts; and People – the 21,000 staff at Tetra Tech and our partners, clients and communities worldwide. Our overarching goal is to improve the lives of one billion people by 2030. Because our biggest impact on the world is through the projects we perform for our clients, we are tracking the total number of lives improved from our projects. We align our project impact analysis with the Global Reporting Initiative ("GRI") standards and the United Nations Sustainable Development Goals ("SDG's"), which measure social benefit and aim to reduce poverty in communities around the world. In addition to our 1 Billion People Challenge, we report on our operational greenhouse gas emissions associated with Scope 1, 2 and 3 CO2e emissions. We also report on human capital metrics that align with our commitment to developing a thriving employee community, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by our Board of Directors and is supported by other key corporate and operations representatives via our Sustainability Council. We continuously implement sustainability-related policies and practices and assess the results of our efforts in order to improve upon them in the future. Tetra Tech's Board of Directors Strategic Planning and Enterprise Risk Management Committee reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. As part of the UNGC, we fulfill the annual Communication on Progress via Tetra Tech's Sustainability Report Card that is published on Earth Day. Tetra Tech also participates in the Dow Jones Sustainability Index Corporate Sustainability Assessment.
Acquisitions and Divestitures
Acquisitions.    We continuously evaluate the marketplace for acquisition opportunities to further our strategic growth plans. Due to our reputation, size, financial resources, geographic presence and range of services, we have numerous opportunities to acquire privately and publicly held companies or selected portions of such companies. We evaluate an acquisition opportunity based on its ability to strengthen our leadership in the markets we serve, the technologies and solutions they provide and the additional new geographies and clients they bring. Also, during our evaluation, we examine an acquisition's ability to drive organic growth, its accretive effect on long-term earnings and its ability to generate return on investment. Generally, we proceed with an acquisition if we believe that it will strategically expand our service offerings, improve our long-term financial performance and increase shareholder returns.
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
We perform a broad spectrum of consulting, engineering and technical services across the water, environment, sustainable infrastructure, renewable energy and international development markets. Our client base includes U.S. federal government agencies such as USAID, the DoD, the U.S. Department of State, the U.S. Department of Energy ("DOE"), the U.S. Environmental Protection Agency ("EPA") and the FAA; U.S. state and local government agencies; government and commercial clients in Canada, Australia and the United Kingdom; the U.S. commercial sector, which consists primarily of large industrial companies and utilities; and our international commercial clients. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value. When less work becomes available in certain markets, price could become an increasingly important factor.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately two-thirds of our backlog at the end of fiscal 2022 will be recognized as revenue in fiscal 2023, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Our backlog at fiscal 2022 year-end was $3.7 billion, an increase of $264 million, or 7.6%, compared to fiscal 2021 year-end. Of this amount, GSG and CIG reported $2.3 billion and $1.5 billion of backlog, respectively, at fiscal 2022 year-end.
Regulations
We engage in various service activities that are subject to government oversight, including environmental laws and regulations, general government procurement laws and regulations and other regulations and requirements imposed by the specific government agencies with which we conduct business.
Environmental. A significant portion of our business involves the planning, design and program management of pollution control facilities, as well as the assessment and management of remediation activities at hazardous waste sites, U.S. Superfund sites and military bases. In addition, we contract with U.S. federal government entities to destroy hazardous materials. These activities require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.
Some environmental laws, such as the U.S. Superfund law and similar state, provincial and local statutes, can impose liability for the entire cost of clean-up for contaminated facilities or sites upon present and former owners and operators, as well as generators, transporters and persons arranging for the treatment or disposal of such substances. In addition, while we strive to handle hazardous and toxic substances with care and in accordance with safe methods, the possibility of accidents, leaks, spills and events of force majeure always exist. Humans exposed to these materials, including workers or subcontractors engaged in the transportation and disposal of hazardous materials and persons in affected areas, may be injured or become ill. This could result in lawsuits that expose us to liability and substantial damage awards. Liabilities for contamination or human exposure to hazardous or toxic materials, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs, fines, civil or criminal sanctions, third party claims for property damage or personal injury or the cessation of remediation activities.
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
Human Capital Management
Employees. At fiscal 2022 year-end, we had approximately 21,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, software engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Health and Safety. Tetra Tech is committed to providing and maintaining a healthy and safe work environment for our associates. We provide training to all associates to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary and/or harassing, and provide safe avenues for associates to report such behaviors.
Diversity, Equity and Inclusion. Tetra Tech brings together engineers and technical specialists from all backgrounds to solve our clients' most challenging problems. Our Diversity, Equity and Inclusion Policy guides the Board of Directors, management, associates, subcontractors and partners in developing an inclusive culture. Our Diversity, Equity and Inclusion Council monitors Tetra Tech's diversity, equity and inclusion practices and makes recommendations to the Board of Directors and Chief Executive Officer for any changes or improvements to our program.
Tetra Tech values diversity, equity and inclusion and undertakes various efforts throughout its operations to promote these initiatives. Our current efforts are focused on these primary areas:
•Equal employment opportunity. Tetra Tech ensures that our practices and processes attract a diverse range of candidates, and those candidates are recruited, hired, assigned, developed and promoted based on merit and their alignment to our values.

•Learning and development opportunities. To support our associates in reaching their full potential, Tetra Tech offers a wide range of internal and external learning and development opportunities. Education assistance is offered to financially support associates who seek to expand their knowledge and skill base.
As part of Tetra Tech's commitment to a culture of inclusion, our Employee Resource Group ("ERG") Program broadens and enhances company-wide interaction opportunities for our employees. Tetra Tech's ERG is open to all associates and involves activities for both employees whose background is the focus of the ERG and those who are supportive of the group (also known as allies). These global networks build on and coordinate with the many local networks that are already active throughout our operations and include groups focused on the experiences of Black, Latino, Pan-Asian, Women, Veterans, Disabled and LGBTQIA+ employees and emerging professionals.
Professional Development. Tetra Tech invests in the professional development of our associates. They are provided with training in leadership development, project management skills and interpersonal skills development. Our focused programs are designed, taught and facilitated by Tetra Tech leadership, consistent with our commitment to talent development. These programs include the following:
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
•Project Management Training Program. Tetra Tech develops Project Managers who are world class in their abilities and performance. Tetra Tech's Project Excellence Steering Committee sponsors the development and implementation of our comprehensive Project Management Training Program. The training program has been designed to address all areas of the project life cycle. Tetra Tech's Project Management Training Program is available to all employees and is focused on professional development, techniques for managing high-end projects and how to employ enterprise systems and dashboards. Our Project Management Training Program provides comprehensive training in high-end project leadership skills through online training, virtual workshops and in-person events.
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
•Tetra Tech Technology Transfer (T4) and ToolTalk Webcast Series. Tetra Tech holds webcasts to help associates around the world share technical resources and enhance their use of available internal tools and to provide better service to clients. Through the T4 and ToolTalk Webcast Series, Tetra Tech experts present and lead discussions about new technologies and programs, best practices and opportunities for growth across our company.
By offering our associates meaningful work and career development, Tetra Tech is well positioned to continue its growth through recruitment, development and retention of the best talent in the industry.

Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers at November 22, 2022:

Name	Age	Position
Dan L. Batrack	64	Chairman and Chief Executive Officer

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

Jill Hudkins	51	President
Ms. Hudkins was appointed President in October 2022. Ms. Hudkins has been with us for over 24 years in increasingly responsible positions. She served as President of the Resilient & Sustainable Infrastructure Division from October 2021 to October 2022, President of the IEW Operating Unit from April 2021 to October 2022 and Vice President and Growth Initiatives Program Leader from October 2019 to October 2022. Prior to this, Ms. Hudkins served as Vice President and One Water Leader from May 2015 to October 2019. She is a registered Professional Engineer and is a nationally recognized expert in high-end innovative water treatment solutions. Ms. Hudkins holds a master's degree in Civil and Environmental Engineering from the Massachusetts Institute of Technology, and a bachelor's degree in Civil and Environmental Engineering from Duke University.

Steven M. Burdick	58	Executive Vice President, Chief Financial Officer
Mr. Burdick has served as our Executive Vice President, Chief Financial Officer since April 2011. He served as our Senior Vice President, Corporate Controller and Chief Accounting Officer from January 2004 to March 2011. Mr. Burdick joined us in April 2003 as Vice President, Management Audit. Previously, Mr. Burdick served in senior financial and executive positions with Aura Systems, Inc., TRW Ventures, and Ernst & Young LLP. Mr. Burdick holds a B.S. degree in Business Administration from Santa Clara University and is a Certified Public Accountant.

Name	Age	Position
Leslie Shoemaker	65	Executive Vice President, Chief Sustainability and Leadership Development Officer
Dr. Shoemaker was appointed Executive Vice President, Chief Sustainability and Leadership Development Officer in October 2022 after serving as Tetra Tech's President since September 2019. Dr. Shoemaker joined us in 1991, and has served in various management capacities, including project and program manager, water resources manager and business group president. From 2005 to 2015, she led our strategic planning, business development and company-wide collaboration programs. Her technical expertise is in the management of large-scale watershed and master planning studies, development of modeling tools and application of optimization tools for decision making. Since the inception of our sustainability program in 2010, she has served as Chief Sustainability Officer leading the formation and evolution of the program. Dr. Shoemaker has facilitated leadership development for Tetra Tech's Leadership Academy program. Dr. Shoemaker holds a B.A. in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland. She was inducted into the United States' National Academy of Engineers in 2022.

Derek G. Amidon	55	Senior Vice President, President of CIG and the Client Account Management Division of CIG
Mr. Amidon was appointed President of CIG in September 2019, in addition to his role as President of CIG's Client Account Management Division. Mr. Amidon has served as a project manager, key account manager, operations manager and regional manager since joining us in 2012. He has managed a variety of complex, high profile programs for key clients, including Fortune 100 companies. His focus has been on leading high value consulting services that deliver scientific, engineering and regulatory solutions for challenging environmental, engineering, permitting and public relations problems for energy, industrial, institutional and custodial trust clients. He has managed projects in the U.S., Africa, Australia, Europe and the Caribbean. In addition to experience in both public and private consulting and engineering firms over his 25-year career, Mr. Amidon also served in a variety of business leadership and project development roles at Hess Corporation, a leading independent oil and gas company. Mr. Amidon is a registered Professional Engineer. He holds B.S. and M.S. degrees in Civil Engineering from Brigham Young University and a M.S. in Management from Rensselaer Polytechnic Institute.

Roger R. Argus	61	Senior Vice President, President of GSG and the U.S. Government Division of GSG
Mr. Argus is a chemical engineer with 37 years of experience, including 29 years with us in operational leadership, program and project management and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology and disaster management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., U.S. Navy, the U.S. Army Corps of Engineers ("USACE") and the EPA), state and municipal agencies and private clients nationwide. The scope of his technical experience includes planning and directing environmental programs, developing data acquisition, management and analytics solutions, fund research and development support for innovative environmental technologies and waste treatment systems, municipal resiliency and sustainability programs. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Name	Age	Position
Brian N. Carter	55	Senior Vice President, Corporate Controller and Chief Accounting Officer
Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Preston Hopson	46	Senior Vice President, General Counsel and Secretary
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

Available Information
Our internet website address is www.tetratech.com. We made available, free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports through the “Investor Relations” portion of our website, under the heading “SEC Filings” filed under “Financial Information.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). These reports, and any amendments to them, are also available at the Internet website of the SEC, https://www.sec.gov. Also available on our website are our Corporate Governance Policies, Board Committees, Corporate Code of Conduct and Finance Code of Professional Conduct.
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
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, energy costs and inflation. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including Russia's invasion of Ukraine, have created and may continue to create economic and political uncertainties and impacts. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.
Changes in tax laws could increase our tax rate and materially affect our results of operations.
We are subject to tax laws in the United States and numerous foreign jurisdictions. The current U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. In addition, many international legislative and regulatory bodies have proposed and/or enacted legislation that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Many of these proposed and enacted changes to the taxation of our activities could increase our effective tax rate and harm our results of operations.
Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen or client spending declines further, then our revenue, profits and financial condition may deteriorate.
Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, government fiscal conditions worsen or client spending declines, then our revenue, profits and overall financial condition may deteriorate. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.
Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.

In fiscal 2022, we generated 31.0% of our revenue from our international operations, primarily in Canada, Australia, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including:
•imposition of governmental controls and changes in laws, regulations or policies;
•lack of developed legal systems to enforce contractual rights;
•greater risk of uncollectible accounts and longer collection cycles;
•currency exchange rate fluctuations, devaluations and other conversion restrictions;
•uncertain and changing tax rules, regulations and rates;
•the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict and greater physical security risks, which may cause us to have to leave a country quickly;
•logistical and communication challenges;
•changes in regulatory practices, including trade policies, tariffs and taxes;
•changes in labor conditions;
•general economic, political and financial conditions in foreign markets; and
•exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations as well as other international regulations.
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
Our results of operations could be adversely affected by health outbreaks such as the coronavirus disease 2019 ("COVID-19") pandemic.
A significant outbreak, epidemic or pandemic of contagious diseases in any geographic area in which we operate could result in a health crisis adversely affecting the economies, financial markets and overall demand for our services in such areas. In addition, any preventative or protective actions that governments implement or that we take in response to a health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees and vendors to perform their responsibilities. Such results could have a material adverse effect on our results of operations.
The recent global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which future health outbreaks could impact our business, operations and financial results would depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the outbreak; governmental, business and individuals’ actions, including vaccination requirements, taken in response to the outbreak; the impact of the outbreak on economic activity and actions taken in response; the effect on our clients’ demand for our services; our ability to provide our services; the ability of our clients to pay for our services or their need to seek reductions of our fees; any closures of our and our clients’ offices and facilities; and the need for enhanced health and hygiene requirements or social distancing or other measures in attempts to counteract future outbreaks in our offices and facilities. Clients could also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could adversely affect our business, financial condition and results of operations.
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

In fiscal 2022, we generated 47.6% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
The demand for our U.S. government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these U.S. government programs, and upon our ability to obtain contracts and perform well under these programs. A significant reduction in federal government spending, the absence of a bipartisan agreement on the federal government budget, a partial or full federal government shutdown or a change in budgetary priorities could reduce demand for our services, cancel or delay federal projects, result in the closure of federal facilities and significant personnel reductions and have a material and adverse impact on our business, financial condition, results of operations and cash flows.
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
We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, the DoD security regulations as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, anti-fraud measures as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney's Office filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc., in the U.S. District Court for the Northern District of California. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.
If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While outside of the U.S. federal government no single client accounted for over

10% of our revenue for fiscal 2022, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues and our results of operations.
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
If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:
•issues in integrating information, communications and other systems;
•incompatibility of logistics, marketing and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the business cultures of both companies;
•preserving important strategic client relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•coordinating and integrating geographically separate organizations.
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
•increase our interest expense, leverage and debt service requirements (if we incur additional debt to fund an acquisition);
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
Because we have historically acquired a significant number of companies, goodwill and intangible assets represent a substantial portion of our assets. As of October 2, 2022, our goodwill was $1.1 billion and other intangible assets were $29.2 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. For example, we had goodwill impairment of $15.8 million in fiscal 2020. We had no goodwill impairment in fiscal 2021 and 2022.
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
Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.
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
To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"), management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims, including related unbilled accounts receivable;
•unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;
•provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others;
•provisions for income taxes, research and development tax credits, valuation allowances and unrecognized tax benefits;
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
•our ability to manage attrition;
•our need to devote time and resources to training, business development, professional development and other non-chargeable activities; and
•our ability to match the skill sets of our employees to the needs of the marketplace.
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
The U.S. federal government and certain other clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.
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
Our backlog is subject to cancellation, unexpected adjustments and changing economic conditions and is an uncertain indicator of future operating results.
Our backlog at October 2, 2022 was $3.7 billion, an increase of $263.9 million, or 7.6%, compared to the end of fiscal 2021. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.
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

We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. In addition, we rely on the security of third-party service providers, vendors and cloud services providers to protect confidential data. In the ordinary course of business, we have been targeted by malicious cyber-attacks. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
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
We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed-upon supplies, fails to perform the agreed-upon services or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.
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
Our results could be adversely affected by an inability to access the revolving credit facility under our credit agreement. Unfavorable financial or economic conditions could impact certain lenders' willingness or ability to fund our revolving credit facility. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors, may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, the types of credit-sensitive products being offered and/or a sustained period of market decline or weakness could have a material adverse effect on us.
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
•acquire the assets of, or merge or consolidate with, other companies; and
•sell, lease or otherwise dispose of assets.
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
We are engaged in a highly competitive business. The markets we serve are highly fragmented and we compete with many regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies according to certain markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. This competitive environment could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness and win bids for future projects, our market share, revenue and profits will decline.
Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.

We engage in consulting, engineering, program management and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Employee, agent or partner misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. For example, as previously noted, the FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents. Our failure to comply with applicable laws or regulations, or acts of misconduct could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.
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
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. On some project sites, we may be responsible for safety, and, accordingly, we have an obligation to implement effective safety procedures. Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration (“MSHA”) and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability, the loss of projects or clients or potential litigation, and could have a material adverse effect on our business, operating results or financial condition.
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

Force majeure events, including natural disasters, pandemics and terrorist actions could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations or cash flows.
Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, pandemics and terrorist actions could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations or cash flows.
We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position.
We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain or enforce our intellectual property rights may adversely limit our competitive position.
Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operating results.
In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business, financial condition or results of operations may be adversely affected.
Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
General Risk Factors
Our stock price could become more volatile and stockholders’ investments could lose value.
In addition to the macroeconomic factors that have affected the prices of many securities generally, all of the factors discussed in this section could affect our stock price. Our common stock has previously experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The trading price of our common stock may be significantly affected by various factors, including quarter-to-quarter variations in our financial results, such as revenue, profits, days sales outstanding, backlog and other measures of financial performance or financial condition (which factors may, themselves, be affected by the factors described below):
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
•contract negotiations on change orders, requests for equitable adjustment and collections of related billed and unbilled accounts receivable;
•seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our commercial sector clients and weather conditions;
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
•stock-based compensation expense;
•actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements;
•success in executing our strategy and operating plans;
•changes in tax laws or regulations or accounting rules;
•results of income tax examinations;
•the timing of announcements in the public markets regarding new services or potential problems with the performance of services by us or our competitors or any other material announcements;
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. These features, as well as provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.
Item 1B    Unresolved Staff Comments
None.

Item 2.    Properties
At fiscal 2022 year-end, we leased approximately 450 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2032. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	GSG
Boston, MA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
New York, NY	Office Building	GSG /CIG
Orlando, FL	Office Building	GSG / CIG
Pittsburgh, PA	Office Building	GSG / CIG
San Diego, CA	Office Building	GSG / CIG
Vancouver, BC, Canada	Office Building	CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,114 stockholders of record at October 2, 2022.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on October 1, 2017, and that all dividends have been reinvested. Dividends declared and paid in fiscal 2022 totaled $0.86 per share. We declared and paid dividends in the first and second quarters totaling $0.40 per share ($0.20 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.46 per share ($0.23 each quarter) on our common stock. We declared and paid dividends totaling $0.74, $0.64, $0.54 and $0.44 per share in fiscal 2021, 2020, 2019 and 2018, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022

ASSUMES $100 INVESTED ON OCTOBER 1, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED OCTOBER 2, 2022

	2017	2018	2019	2020	2021	2022
Tetra Tech, Inc.	$100.00	$147.92	$185.48	$200.81	$336.07	$286.12
NASDAQ Market Index	100.00	125.17	124.88	173.32	232.92	170.37
S&P 1000 Index	100.00	115.70	109.74	103.37	159.12	130.84
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

Stock Repurchase Program
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In fiscal 2022, we repurchased and settled 1,341,679 shares with an average price of $149.07 per share for a total cost of $200.0 million in the open market. At October 2, 2022, we had a remaining balance of $347.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the 12 months ended October 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
October 4, 2021 - October 31, 2021	97,020	$160.47	97,020	$532,244
November 1, 2021 - November 28, 2021	91,216	180.16	91,216	515,811
November 29, 2021 - January 2, 2022	101,960	176.52	101,960	497,813
January 3, 2022 - January 30, 2022	96,908	149.98	96,908	483,279
January 31, 2022 - February 27, 2022	110,858	146.53	110,858	467,036
February 28, 2022 - April 3, 2022	120,274	159.82	120,274	447,813
April 4, 2022 - May 1, 2022	95,121	152.79	95,121	433,279
May 2, 2022 - May 29, 2022	131,962	129.57	131,962	416,181
May 30, 2022 - July 3, 2022	140,961	130.30	140,961	397,813
July 4, 2022 - July 31, 2022	103,723	140.12	103,723	383,280
August 1, 2022 - August 28, 2022	115,677	147.81	115,677	366,182
August 29, 2022 - October 2, 2022	135,999	135.06	135,999	347,813
Item 6.    [Reserved]

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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2022, our revenue increased 9.0% compared to fiscal 2021. This year-over-year growth reflects increased activity in our U.S. state and local, U.S. commercial and international client sectors. Our revenue also includes contributions from acquisitions that did not have comparable revenue in fiscal 2021. We report results of operations based on a 52 or 53-week period ending on the Sunday nearest September 30. Fiscal years 2022, 2021 and 2020 contained 52, 53 and 52 weeks, respectively. We estimate that our revenue increased approximately 11.0% in fiscal 2022 compared to last fiscal year adjusting for the extra week in fiscal 2021.
U.S. Federal Government. Our U.S. federal government revenue decreased 1.6% in fiscal 2022 compared to fiscal 2021. This decrease primarily reflects the wind-down of our international development activities in Afghanistan that ceased in the fourth quarter of last fiscal year. Excluding Afghanistan, our U.S. federal government revenue grew approximately 3% in fiscal 2022 compared to fiscal 2021, primarily due to increased environmental activities for civilian agencies. Our revenue also includes contributions from acquisitions that did not have comparable revenue in the prior year. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to grow in fiscal 2023. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs include substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.
U.S. State and Local Government. Our U.S. state and local government revenue increased 12.5% in fiscal 2022 compared to fiscal 2021. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects, in the metropolitan areas of California, Texas and Florida. Our disaster response activities also increased compared to fiscal 2021. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in fiscal 2023.
U.S. Commercial. Our U.S. commercial revenue increased 17.4% in fiscal 2022 compared to fiscal 2021. This increase was primarily due to more activity on environmental programs, including meeting net zero carbon goals and designing high performance buildings. In addition, industrial activity was reduced in fiscal 2021 as a result of the COVID-19 pandemic. We expect growth in our U.S. commercial work to continue in fiscal 2023.
International. Our international revenue increased 13.6% in fiscal 2022 compared to fiscal 2021. Our revenue includes contributions from acquisitions that did not have comparable revenue in fiscal 2021. Additionally, the revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in fiscal 2023. If the global economy were to experience a recession, as some forecasts predict, our international growth in fiscal 2023 could be adversely impacted.
Pending Acquisition. On September 23, 2022, we made an all cash offer to acquire all the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, which was unanimously recommended by RPS's Board of Directors. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions especially in energy transformation, water and program management for government and commercial clients. The transaction is to be affected using a court sanctioned scheme of arrangement between RPS and its shareholders, and is subject to certain regulatory approvals and approval by RPS shareholders.
On November 3, 2022, RPS's shareholders approved the scheme of arrangement, with the acquisition expected to be closed and effective in January 2023 after regulatory and court approval with an all cash purchase price for 100% of the outstanding shares of approximately GBP 636 million.

RESULTS OF OPERATIONS
Fiscal 2022 Compared to Fiscal 2021
Consolidated Results of Operations

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands)
Revenue	$3,504,048	$3,213,513	$290,535	9.0%
Subcontractor costs	(668,468)	(661,341)	(7,127)	(1.1)
Revenue, net of subcontractor costs (1)	2,835,580	2,552,172	283,408	11.1
Other costs of revenue	(2,260,021)	(2,053,772)	(206,249)	(10.0)
Gross profit	575,559	498,400	77,159	15.5
Selling, general and administrative expenses	(234,784)	(222,972)	(11,812)	(5.3)
Contingent consideration – fair value adjustments	(329)	3,273	(3,602)	(110.1)
Income from operations	340,446	278,701	61,745	22.2
Interest expense – net	(11,584)	(11,831)	247	2.1
Other income	19,904	—	19,904	NM
Income before income tax expense	348,766	266,870	81,896	30.7
Income tax expense	(85,602)	(34,039)	(51,563)	(151.5)
Net income	263,164	232,831	30,333	13.0
Net income attributable to noncontrolling interests	(39)	(21)	(18)	(85.7)
Net income attributable to Tetra Tech	$263,125	$232,810	$30,315	13.0
Diluted earnings per share	$4.86	$4.26	$0.60	14.1

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
NM = not meaningful
In fiscal 2022, revenue and revenue, net of subcontractor costs, increased $290.5 million, or 9.0%, and $283.4 million, or 11.1%, respectively, compared to fiscal 2021. Excluding the contributions from acquisitions, which did not have comparable revenue in fiscal 2021, our revenue increased 4.1% in fiscal 2022 compared to last fiscal year. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $48.0 million, or 2.7%, and $70.7 million, or 5.6%, respectively, in fiscal 2022 compared to the prior year. Our CIG segment's revenue increased $238.4 million, or 15.9%, and revenue, net of subcontractor costs, increased $213.3 million, or 16.6% in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude a non-operating benefit from Employee Retention Credits ("ERC's") received in fiscal 2022 and gains from adjustments to contingent consideration liabilities in fiscal 2021. Our adjusted earnings per share ("EPS") for fiscal 2022 also excludes a non-operating $19.9 million unrealized gain on a foreign exchange contract that serves as an economic hedge related to our planned acquisition of RPS. This gain is reported as "Other income" in our Consolidated Statement of Income for fiscal 2022. Our adjusted EPS for fiscal 2021 also excludes non-recurring tax items. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% and 25% for fiscal 2022 and 2021, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
Income from operations	$340,446	$278,701	$61,745	22.2
Earn-out adjustments	—	(3,273)	3,273	NM
Employee Retention Credits	(6,486)	—	(6,486)	NM
Adjusted income from operations (1)	$333,960	$275,428	$58,532	21.3

EPS	$4.86	$4.26	$0.60	14.1
Earn-out adjustments	—	(0.04)	0.04	NM
Employee Retention Credits	(0.08)	—	(0.08)	NM
Other income	(0.28)	—	(0.28)	NM
Non-recurring tax items	—	(0.43)	0.43	NM
Adjusted EPS (1)	$4.50	$3.79	$0.71	18.7

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $61.7 million, or 22.2%, in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results included the benefit of ERC's totaling $6.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs that we incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. The amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our Consolidated Statement of Income and an increase to "Net cash provided by operating activities" in our Consolidated Statement of Cash Flows for fiscal 2022, consistent with the presentation of the related costs recognized in the second quarter of fiscal 2020. Excluding the ERC's and the contributions from acquisitions, which did not have comparable results in fiscal 2021, our adjusted operating income increased $31.5 million, or 11.5% in fiscal 2022 compared to fiscal 2021. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
Our net interest expense was $11.6 million and $11.8 million in fiscal 2022 and 2021, respectively. The decrease primarily reflects lower average year-over-year borrowings, partially offset by higher borrowing rates.
The effective tax rates for fiscal 2022 and 2021 were 24.5% and 12.8%, respectively. The fiscal 2021 effective tax rate reflects a non-recurring net tax benefit of $21.6 million, primarily consisting of a valuation allowance in the United Kingdom that was released due to sufficient sustainable profitability being achieved in fiscal 2021. The valuation allowance was primarily related to net operating loss carry-forwards. In fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. Also, income tax expense was reduced by $10.3 million and $12.9 million of excess tax benefits on share-based payments in fiscal 2022 and 2021, respectively. Excluding the impact of the fiscal 2021 valuation allowance benefit, the fiscal 2021 Canadian repatriation and the excess tax benefits on share-based payments in both fiscal years, our effective tax rates for fiscal 2022 and 2021 were 27.5% and 25.7%, respectively.
Our EPS was $4.86 in fiscal 2022, compared to $4.26 in fiscal 2021. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $4.50 in fiscal 2022, compared to $3.79 last fiscal year, an increase of 18.7%.

Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands)
Revenue	$1,820,868	$1,772,905	$47,963	2.7%
Subcontractor costs	(484,412)	(507,132)	22,720	4.5
Revenue, net of subcontractor costs	$1,336,456	$1,265,773	$70,683	5.6

Income from operations	$198,448	$174,755	$23,693	13.6%
Revenue and revenue, net of subcontractor costs, increased $48.0 million, or 2.7%, and increased $70.7 million, or 5.6%, respectively, in fiscal 2022 compared to fiscal 2021. The increases primarily reflect higher U.S. state and local government activities related to water and environmental programs and disaster response projects.
Operating income increased $23.7 million in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results included $4.4 million of the aforementioned ERC's. Excluding this benefit, operating income increased 11.0% in fiscal 2022 compared to last fiscal year. Our operating margin, based on revenue, net of subcontractor costs, improved to 14.8% in fiscal 2022 compared to 13.8% in fiscal 2021. Excluding the ERC's, our operating margin was 14.5% in fiscal 2022. The improved operating margin in fiscal 2022 was primarily due to our increased focus on high-end consulting services, including digital water, and improved labor utilization.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands)
Revenue	$1,738,436	$1,500,074	$238,362	15.9%
Subcontractor costs	(239,312)	(214,263)	(25,049)	(11.7)
Revenue, net of subcontractor costs	$1,499,124	$1,285,811	$213,313	16.6

Income from operations	$194,142	$152,262	$41,880	27.5
Revenue and revenue, net of subcontractor costs, increased $238.4 million, or 15.9%, and increased $213.3 million, or 16.6%, respectively, in fiscal 2022 compared to fiscal 2021. The revenue growth primarily reflects increased activity on commercial environmental programs, including meeting net zero carbon goals and high performance buildings. These increases were also due to the international government stimulus spending on infrastructure. Additionally, the fiscal 2022 revenue included contributions from acquisitions, which did not have comparable revenue in fiscal 2021.
Operating income increased $41.9 million in fiscal 2022 compared to fiscal 2021. The fiscal 2022 operating income included $1.9 million of the aforementioned ERC's. Excluding this benefit, operating income increased 26.2% in fiscal 2022 compared to last fiscal year. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.0% in fiscal 2022 compared to 11.8% in fiscal 2021. Excluding the ERC's, our operating margin was 12.8% for fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and labor utilization.
Remediation and Construction Management ("RCM")
RCM's projects were substantially complete at the end of fiscal 2018. In May 2022, we received a cash settlement for the last $11 million RCM claim. This settlement resulted in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for fiscal 2022 and 2021.

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
NM = not meaningful
In fiscal 2021, revenue and revenue, net of subcontractor costs, increased $218.6 million, or 7.3%, and $203.6 million, or 8.7%, respectively, compared to fiscal 2020. Excluding the net contributions from acquisitions and the impact of the disposal of our Canadian turn-key pipeline activities, our revenue increased 3.2% in fiscal 2021 compared to fiscal 2020. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $194.6 million, or 12.3%, and $148.3 million, or 13.3%, respectively, in fiscal 2021 compared to fiscal 2020. Our CIG segment's revenue increased $29.0 million, or 2.0%, and revenue, net of subcontractor costs, increased $54.7 million, or 4.4% in fiscal 2021 compared to fiscal 2020. Our fiscal 2021 results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
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

During the second quarter of fiscal 2020, we took actions in response to the COVID-19 pandemic to ensure the health and safety of our employees, clients and communities. These actions included activating our Business Continuity Plan globally, which enabled 95% of our workforce to work remotely and all of our global offices to remain operational supporting our programs and projects. This required incremental costs for employee relocation, expansion of our virtual private network capabilities, enhanced security and sanitizing of our offices. In addition, we incurred severance costs to right-size select operations where projects were cancelled specifically due to COVID-19 concerns and the resulting macroeconomic conditions. These incremental costs totaled $8.2 million in the second quarter of fiscal 2020. Although the charges were recognized in the second quarter of fiscal 2020, substantially all of these costs were paid in cash in the third quarter of fiscal 2020. Some of these costs were related to the $6.5 million benefit of ERC's, which were applied for in fiscal 2020 and subsequently received and recognized in fiscal 2022.

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
Income from operations	$278,701	$241,091	$37,610	15.6
Earn-out adjustments	(3,273)	(13,371)	10,098	NM
COVID-19	—	8,233	(8,233)	NM
Non-core dispositions	—	(8,525)	8,525	NM
Impairment of goodwill	—	15,800	(15,800)	NM
Adjusted income from operations (1)	$275,428	$243,228	$32,200	13.2

EPS	$4.26	$3.16	$1.10	34.8
Earn-out adjustments	(0.04)	(0.18)	0.14	NM
COVID-19	—	0.11	(0.11)	NM
Non-core dispositions	—	(0.12)	0.12	NM
Impairment of goodwill	—	0.29	(0.29)	NM
Non-recurring tax benefits	(0.43)	—	(0.43)	NM
Adjusted EPS (1)	$3.79	$3.26	$0.53	16.3

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $37.6 million in fiscal 2021 compared to fiscal 2020. Our operating income reflects net gains of $3.3 million and $15.0 million related to changes in the estimated fair value of contingent earn-out liabilities in fiscal 2021 and 2020, respectively. The net gain in fiscal 2020 was partially offset by the related compensation charges of $1.6 million. These gains are described below under "Fiscal 2021 and 2020 Earn-Out Adjustments." Our operating income in fiscal 2020 was reduced by the previously described non-recurring charges of $8.2 million to address COVID-19. In addition, our fiscal 2020 results include gains from the sales of non-core equipment of $8.5 million related to the disposal of our Canadian turn-key pipeline activities. Further, our fiscal 2020 operating income reflects a non-cash goodwill impairment charge of $15.8 million, which is described below under "Fiscal 2020 Impairment of Goodwill."
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
The effective tax rates for fiscal 2021 and 2020 were 12.8% and 23.7%, respectively. Our fiscal 2021 effective tax rate reflects the aforementioned non-recurring net tax benefit of $21.6 million primarily consisting of a valuation allowance in the United Kingdom. The goodwill impairment charge in fiscal 2020 did not have related tax benefits, which increased our effective tax rate by 1.5% in fiscal 2020. Conversely, income tax expense was reduced by $12.9 million and $8.3 million of excess tax benefits on share-based payments in fiscal 2021 and 2020, respectively. Excluding the impact of the fiscal 2021 non-recurring tax items, the non-deductible goodwill impairment charge and the excess tax benefits on share-based payments, our effective tax rates in fiscal 2021 and 2020 were 25.7% and 25.6%, respectively.

Our EPS was $4.26 in fiscal 2021, compared to $3.16 in fiscal 2020. On the same basis as our adjusted operating income and excluding non-recurring tax benefits in fiscal 2021, EPS was $3.79 in fiscal 2021, compared to $3.26 fiscal 2020, an increase of 16.3%.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$1,772,905	$1,578,332	$194,573	12.3%
Subcontractor costs	(507,132)	(460,868)	(46,264)	(10.0)
Revenue, net of subcontractor costs	$1,265,773	$1,117,464	$148,309	13.3

Income from operations	$174,755	$146,273	$28,482	19.5
Revenue and revenue, net of subcontractor costs, increased $194.6 million, or 12.3%, and $148.3 million, or 13.3%, respectively, in fiscal 2021 compared to fiscal 2020. These increases primarily reflect higher U.S. state and local government activities related to water and environmental programs and disaster response. The increases also reflect contributions from acquisitions, which did not have comparable revenue in fiscal 2020.
Operating income increased $28.5 million in fiscal 2021 compared to fiscal 2020 primarily reflecting the revenue growth. In addition, we incurred $1.6 million of incremental costs for actions to respond to the COVID-19 pandemic in the second quarter of fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.8% in fiscal 2021 compared to 13.1% fiscal 2020. Excluding the COVID-19 charges, our operating margin was 13.2% in fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 3, 2021	September 27, 2020	Change
			$	%
	($ in thousands)
Revenue	$1,500,074	$1,471,097	$28,977	2.0%
Subcontractor costs	(214,263)	(239,966)	25,703	10.7
Revenue, net of subcontractor costs	$1,285,811	$1,231,131	$54,680	4.4

Income from operations	$152,262	$136,418	$15,844	11.6
Revenue and revenue, net of subcontractor costs, increased $29.0 million, or 2.0%, and $54.7 million, or 4.4%, respectively, in fiscal 2021 compared to fiscal 2020. The revenue growth in fiscal 2021 primarily reflects increased infrastructure activity in Canada and fewer restrictions related to the COVID-19 pandemic in the second half of fiscal 2021. The increases also reflect contributions from acquisitions, which did not have comparable revenue in fiscal 2020, partially offset by the disposal of our Canadian turn-key pipeline activities.
Operating income increased $15.8 million in fiscal 2021 compared to fiscal 2020 primarily due to revenue growth. Additionally, we realized gains of $8.5 million from the disposition of non-core equipment related to our Canadian turn-key pipeline activities, partially offset by $6.6 million of incremental costs for actions to respond to the COVID-19 pandemic in fiscal 2020. Excluding these disposition gains and the COVID-19 charges, operating income increased $17.7 million in fiscal 2021 compared to fiscal 2020. Our operating margin, based on revenue, net of subcontractor costs, improved to 11.8% in fiscal 2021 compared to 11.1% fiscal 2020. Excluding the disposition gains and COVID-19 charges, our operating margin was 10.9% in fiscal 2020. The improved operating margin was primarily due to our increased focus on high-end consulting services and improved labor utilization.

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
Fiscal 2021 and 2020 Earn-Out Adjustments
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We recorded adjustments to our contingent earn-out liabilities and reported net gains of $3.3 million and $15.0 million in fiscal 2021 and 2020, respectively. Fiscal 2021 adjustments resulted from the updated valuations of several contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods. None of these valuation changes were individually material. In fiscal 2020, the net gains primarily resulted from updated valuations of the contingent consideration liabilities for eGlobalTech ("EGT"), Norman, Disney and Young ("NDY") and Segue Technologies, Inc. ("SEG"). These valuations included updated projections of EGT's, NDY's and SEG's financial performance during the earn-out periods, which were below our original estimates at their respective acquisition dates. In addition, we recognized charges of $1.6 million in fiscal 2020 that related to the earn-out for Glumac. These charges were treated as compensation in selling, general and administrative expenses due to the terms of the arrangement, which included an on-going service requirement for a portion of the earn-out.
At October 3, 2021, there was a total maximum of $105.4 million of outstanding contingent consideration related to our acquisitions. Of this amount, $59.3 million was estimated as the fair value and accrued on our consolidated balance sheet at October 3, 2021.
Fiscal 2020 Impairment of Goodwill
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. That trend prompted a strategic review of our Asia/Pacific ("ASP") reporting unit, which was in our CIG reportable segment. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey International Limited ("Coffey") and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our former ASP reporting unit into our Client Account Management reporting unit.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. As of October 2, 2022, we had $185.1 million of cash and cash equivalents and access to an additional $784.3 million of borrowing available under our credit facility. We generated $336.2 million of cash from operations in fiscal 2022. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, stock repurchases, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended in the anticipation of our planned acquisition of RPS in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. In the fourth quarter of fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. At that time, we also determined that our remaining undistributed earnings in Canada of approximately $20.1 million were no longer being indefinitely reinvested and recorded an additional deferred tax liability/expense of $3.1 million. Prospectively, from the date of the repatriation, our earnings in Canada are not considered indefinitely reinvested and any potential tax liability that would be incurred upon repatriation is recognized currently with the related income. At October 2, 2022, undistributed earnings of our other foreign subsidiaries, primarily in Australia and the U.K. of approximately $81.7 million are expected to be indefinitely reinvested in these foreign countries. Accordingly, no provision for foreign withholding taxes has been made. Assuming the indefinitely reinvested foreign earnings were repatriated under the laws and rates applicable at October 3, 2022, the incremental taxes applicable to those earnings would not be material.
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million remaining under the previous stock repurchase program at October 3, 2021. In fiscal 2022, we repurchased and settled 1,341,679 shares with an average price of $149.07 per share for a total cost of $200.0 million in the open market. At October 2, 2022, we had a remaining balance of $347.8 million under our stock repurchase program. We declared and paid common stock dividends totaling $46.1 million, or $0.86 per share, in fiscal 2022 compared to $40.0 million, or $0.74 per share, in fiscal 2021.
Subsequent Events. On November 7, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share payable on December 9, 2022 to stockholders of record as of the close of business on November 21, 2022.
Cash and Cash Equivalents. As of October 2, 2022, cash and cash equivalents were $185.1 million, an increase of $18.5 million compared to the fiscal 2021 year-end. The increase was primarily due to net cash provided by operating activities, partially offset by stock repurchases, dividends, as well as payments for business acquisitions, contingent earn-outs and taxes on vested restricted stock.
Operating Activities. Cash provided by operating activities increased 10.5% from $304.4 million in fiscal 2021 to $336.2 million in fiscal 2022. The increase primarily reflects higher earnings and improved working capital from faster collections of our receivables in fiscal 2022 compared to fiscal 2021.
Investing Activities. Net cash used in investing activities was $55.7 million in fiscal 2022, a decrease of $37.3 million compared to fiscal 2021. The decrease was primarily due to lower payments for business acquisitions completed in fiscal 2022 compared to last fiscal year.
Financing Activities. In fiscal 2022, net cash used in financing activities was $249.6 million, an increase of $39.5 million compared to fiscal 2021. The increase was primarily due to higher stock repurchases.
Debt Financing. On February 18, 2022, we entered into Amendment No. 2 to our Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1.05 billion subject to lender approval. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated as of July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans and a $300 million sublimit for multicurrency borrowings and letters of credit.
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
At October 2, 2022, we had $258.8 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $243.8 million under the Amended Term Loan Facility and $15.0 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2022 was 1.97%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding during fiscal 2022 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated

Financial Statements" included in Item 8, was 3.60%. At October 2, 2022, we had $484.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.7 million each year for fiscal 2022, 2021 and 2020, respectively.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At October 2, 2022, we were in compliance with these covenants with a consolidated leverage ratio of 0.76x and a consolidated interest coverage ratio of 29.52x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At October 2, 2022, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $44.4 million. As of October 2, 2022, we had no bank overdrafts related to our disbursement bank accounts.
Subsequent Event. On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. We expect to draw the entire amount of the New Term Loan Facility to partially finance the planned acquisition of RPS. The remaining purchase price is expected to be financed with existing cash on hand and borrowings under the existing Amended Revolving Credit Facility. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 15, 2021	$0.20	December 2, 2021	$10,793	December 20, 2021
January 31, 2022	$0.20	February 11, 2022	$10,769	February 25, 2022
May 2, 2022	$0.23	May 13, 2022	$12,311	May 27, 2022
August 1, 2022	$0.23	August 12, 2022	$12,226	August 26, 2022
November 7, 2022	$0.23	November 21, 2022	N/A	December 9, 2022
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
As of October 2, 2022 and October 3, 2021, the liability for income taxes associated with uncertain tax positions was $10.6 million and $14.1 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At October 2, 2022, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $44.4 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
•In the ordinary course of business, we enter into various agreements as part of certain unconsolidated subsidiaries, joint ventures and other jointly executed contracts where we are jointly and severally liable. We enter into these agreements primarily to support the project execution commitments of these entities. The potential payment amount of an outstanding performance guarantee is typically the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. However, we are not able to estimate other amounts that may be required to be paid in excess of estimated costs to complete contracts and, accordingly, the total potential payment amount under our outstanding performance guarantees cannot be estimated. For cost-plus contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump sum or fixed-price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, co-venturers, subcontractors or vendors, for claims.
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
At contract inception, we assess the goods or services promised in a contract and identify, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the “units of account” for purposes of determining revenue recognition. In order to properly identify separate performance obligations, we apply judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.
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
The transaction price represents the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts or both. The nature of our contracts gives rise to several types of variable consideration, including claims, award fee incentives, fiscal funding clauses and liquidated damages. We recognize revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized for the contract will not occur. We estimate the amount of revenue to be recognized on variable consideration using either the expected value or the most likely amount method, whichever is expected to better predict the amount of consideration to be received. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-

cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs indicates a loss, a provision for the entire estimated loss on the contract is made in the period in which the loss becomes evident.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods (see Note 6, "Goodwill and Intangible Assets" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion).
We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.
The goodwill impairment review involves the determination of the fair value of our reporting units, which for us are the components one level below our reportable segments. This process requires us to make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations as well as the interpretation of current economic indicators and market valuations. Furthermore, the development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, operating profit margins, business plans, discount rates and terminal growth rates. We also make certain assumptions about future market conditions, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit. This could eliminate the excess of fair value over carrying value of a reporting unit entirely and, in some cases, result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government or commercial client spending or a decline in the demand for our services due to changing economic conditions. In the event that we determine that our goodwill is impaired, we would be required to record a non-cash charge that could result in a material adverse effect on our results of operations or financial position.
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 4, 2022 (i.e. the first day of our fourth quarter in fiscal 2022), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 165%.
On September 2, 2020, Australia announced that it had fallen into economic recession, defined as two consecutive quarters of negative growth, for the first time since 1991 including 7% negative growth in the quarter ending in June 2020. That trend prompted a strategic review of our Asia/Pacific ("ASP") reporting unit, which was in our CIG reportable segment. As a result of the economic recession in Australia, our revenue growth and profit margin forecasts for the ASP reporting unit declined from the previous forecast used for our annual goodwill impairment review as of June 29, 2020. We also performed an interim goodwill impairment review of our ASP reporting unit in September 2020 and recorded a $15.8 million goodwill impairment charge. The impaired goodwill related to our acquisitions of Coffey and NDY. As a result of the impairment charge, the estimated fair value of our ASP reporting unit equaled its carrying value of $144.9 million, including $95.5 million of goodwill, at September 27, 2020. On September 28, 2020 (the first day of our fiscal 2021), we merged our former ASP reporting unit into our Client Account Management reporting unit.
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
Income Taxes
We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance on deferred tax assets, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets at October 2, 2022, primarily loss carryforwards, will not be realized, and we have reserved accordingly.
In fiscal 2022, the Inflation Reduction Act and the CHIPS and Science Act were signed into law. These Acts both contain new U.S. income tax provisions; however, we do not expect them to have a material impact on our consolidated financial statements.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollar and the British Pound.

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At October 2, 2022, we had $258.8 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $243.8 million under the Amended Term Loan Facility and $15.0 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2022 was 1.97%.
In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. As of October 2, 2022, the notional principal of our outstanding interest swap agreements was $200.0 million ($40.0 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at October 2, 2022, was 3.60%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.
Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar and the British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $0.2 million and $1.4 million of foreign currency losses in fiscal 2022 and 2021, respectively, in “Selling, general and administrative expenses” on our consolidated statements of income.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2022 and 2021, 31.0% and 29.8% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2022, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $94.9 million compared to an increase in equity of $30.6 million in fiscal 2021. These amounts were recognized as an adjustment to equity through other comprehensive income.
In the anticipation of the planned acquisition of RPS, we entered into a forward contract during the fourth quarter of fiscal 2022 to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD 774.8 million. The contract matures on December 30, 2022. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract is marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was $19.9 million, which resulted in an unrealized gain of the same amount in the fourth quarter fiscal 2022 and is reflected in “Other income" on the consolidated income statement for fiscal 2022. The related $19.9 million asset is reported in "Prepaid expenses and other current assets" on the consolidated balance sheet at October 2, 2022.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of October 2, 2022 and October 3, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2022 and October 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Determination of Total Estimated Contract Cost for Fixed-price Contracts
As described in Note 3 to the consolidated financial statements, $1.32 billion of the Company’s total revenues for the year ended October 2, 2022 was generated from fixed-price contracts. As disclosed by management, under fixed-price contracts, the Company's clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue is recognized over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company's customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects management's judgment to faithfully depict the value of the services transferred to the customer. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. As a result, the Company recognized immaterial operating income adjustments for the year ended October 2, 2022. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. The anticipated losses and estimated cost to complete the related contracts was $10.0 million and approximately $80 million, respectively, as of October 2, 2022. Claims are amounts in excess of agreed contract prices that the Company seeks to collect from clients or other third parties. The Company had no claims as of October 2, 2022.
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
November 23, 2022
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	October 2, 2022	October 3, 2021
Current assets:
Cash and cash equivalents	$185,094	$166,568
Accounts receivable, net	755,112	668,998
Contract assets	92,405	103,784
Prepaid expenses and other current assets	115,400	112,338
Income taxes receivable	10,205	14,260
Total current assets	1,158,216	1,065,948
Property and equipment, net	32,316	37,733
Right-of-use assets, operating leases	182,319	215,422
Investments in unconsolidated joint ventures	4,570	3,282
Goodwill	1,110,412	1,108,578
Intangible assets, net	29,163	37,990
Deferred tax assets	47,804	54,413
Other long-term assets	57,976	53,196
Total assets	$2,622,776	$2,576,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147,436	$128,767
Accrued compensation	237,669	206,322
Contract liabilities	241,340	190,403
Short-term lease liabilities, operating leases	57,865	67,452
Current portion of long-term debt	12,504	12,504
Current contingent earn-out liabilities	28,797	19,520
Other current liabilities	190,406	223,515
Total current liabilities	916,017	848,483
Deferred tax liabilities	15,161	10,563
Long-term debt	246,250	200,000
Long-term lease liabilities, operating leases	146,285	174,285
Long-term contingent earn-out liabilities	36,769	39,777
Other long-term liabilities	79,157	69,163
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 2, 2022 and October 3, 2021	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 52,981 and 53,981 shares at October 2, 2022 and October 3, 2021, respectively	530	540
Accumulated other comprehensive loss	(208,144)	(125,028)
Retained earnings	1,390,701	1,358,726
Tetra Tech stockholders' equity	1,183,087	1,234,238
Noncontrolling interests	50	53
Total stockholders' equity	1,183,137	1,234,291
Total liabilities and stockholders' equity	$2,622,776	$2,576,562
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
Revenue	$3,504,048	$3,213,513	$2,994,891
Subcontractor costs	(668,468)	(661,341)	(646,319)
Other costs of revenue	(2,260,021)	(2,053,772)	(1,902,037)
Gross profit	575,559	498,400	446,535
Selling, general and administrative expenses	(234,784)	(222,972)	(204,615)
Contingent consideration – fair value adjustments	(329)	3,273	14,971
Impairment of goodwill	—	—	(15,800)
Income from operations	340,446	278,701	241,091
Interest income	1,780	917	1,375
Interest expense	(13,364)	(12,748)	(14,475)
Other income	19,904	—	—
Income before income tax expense	348,766	266,870	227,991
Income tax expense	(85,602)	(34,039)	(54,101)
Net income	263,164	232,831	173,890
Net income attributable to noncontrolling interests	(39)	(21)	(31)
Net income attributable to Tetra Tech	$263,125	$232,810	$173,859
Earnings per share attributable to Tetra Tech:
Basic	$4.91	$4.31	$3.21
Diluted	$4.86	$4.26	$3.16
Weighted-average common shares outstanding:
Basic	53,620	54,078	54,235
Diluted	54,163	54,675	55,022
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
Net income	$263,164	$232,831	$173,890

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	(94,933)	30,644	3,435
Gain (loss) on cash flow hedge valuations, net of tax	11,806	6,117	(4,638)
Other comprehensive income (loss), net of tax	(83,127)	36,761	(1,203)

Comprehensive income, net of tax	$180,037	$269,592	$172,687
Comprehensive income attributable to noncontrolling interests, net of tax	28	24	30
Comprehensive income attributable to Tetra Tech, net of tax	$180,009	$269,568	$172,657
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$263,164	$232,831	$173,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,033	23,805	24,611
Equity in income of unconsolidated joint ventures	(7,525)	(4,990)	(6,605)
Distributions of earnings from unconsolidated joint ventures	6,177	4,604	6,310
Amortization of stock-based awards	26,227	23,067	19,424
Deferred income taxes	2,175	(38,494)	565
Impairment of goodwill	—	—	15,800
Fair value adjustments to contingent consideration	329	(3,273)	(14,971)
Loss (gain) on sale of assets	103	(110)	(11,066)
Fair value adjustment to foreign currency forward contract	(19,904)	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(89,781)	13,301	156,015
Prepaid expenses and other assets	69,697	(582)	(11,321)
Accounts payable	17,099	13,551	(102,162)
Accrued compensation	27,458	5,425	(8,173)
Contract liabilities	55,915	13,407	5,894
Other liabilities	(56,606)	8,740	19,460
Income taxes receivable/payable	14,627	13,090	(5,192)
Net cash provided by operating activities	336,188	304,372	262,479
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(49,124)	(84,911)	(68,488)
Capital expenditures	(10,582)	(8,573)	(12,245)
Proceeds from sales of assets	3,966	492	17,710
Net cash used in investing activities	(55,740)	(92,992)	(63,023)
Cash flows from financing activities:
Proceeds from borrowings	161,456	370,222	308,364
Repayments on long-term debt	(117,080)	(414,308)	(331,066)
Repurchases of common stock	(200,000)	(60,000)	(117,188)
Taxes paid on vested restricted stock	(25,223)	(17,630)	(11,166)
Payments of contingent earn-out liabilities	(20,124)	(20,251)	(22,900)
Stock options exercised	1,806	11,250	10,334
Bank overdrafts	—	(36,627)	36,627
Dividends paid	(46,099)	(40,041)	(34,743)
Principal payments on finance leases	(4,344)	(2,714)	(1,311)
Net cash used in financing activities	(249,608)	(210,099)	(163,049)

Effect of exchange rate changes on cash and cash equivalents	(12,314)	7,772	207

Net increase in cash and cash equivalents	18,526	9,053	36,614
Cash and cash equivalents at beginning of year	166,568	157,515	120,901
Cash and cash equivalents at end of year	$185,094	$166,568	$157,515

Supplemental information:
Cash paid during the year for:
Interest	$13,378	$10,330	$13,256
Income taxes, net of refunds received of $4.8 million, $2.1 million and $1.4 million	$70,799	$59,111	$55,039
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended September 27, 2020, October 3, 2021, and October 2, 2022
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Comprehensive income, net of tax:
Net income					173,859	173,859	31	173,890
Foreign currency translation adjustments				3,436		3,436	(1)	3,435
Loss on cash flow hedge valuations				(4,638)		(4,638)		(4,638)
Comprehensive income, net of tax						172,657	30	172,687
Distributions paid to noncontrolling interests							(154)	(154)
Cash dividends of $0.64 per common share					(34,743)	(34,743)		(34,743)
Stock-based compensation			19,424			19,424		19,424
Restricted & performance shares released	212	2	(11,168)			(11,166)		(11,166)
Stock options exercised	361	4	10,330			10,334		10,334
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,509)	(15)	(105,432)		$(11,741)	(117,188)		(117,188)
BALANCE AT SEPTEMBER 27, 2020	53,797	538	—	(161,786)	1,198,567	1,037,319	54	1,037,373
Comprehensive income, net of tax:
Net income					232,810	232,810	21	232,831
Foreign currency translation adjustments				30,641		30,641	3	30,644
Gain on cash flow hedge valuations				6,117		6,117		6,117
Comprehensive income, net of tax						269,568	24	269,592
Distributions paid to noncontrolling interests							(25)	(25)
Cash dividends of $0.74 per common share					(40,041)	(40,041)		(40,041)
Stock-based compensation			23,067			23,067		23,067
Restricted & performance shares released	215	3	(17,633)			(17,630)		(17,630)
Stock options exercised	324	3	11,247			11,250		11,250
Shares issued for Employee Stock Purchase Plan	124	1	10,704			10,705		10,705
Stock repurchases	(479)	(5)	(27,385)		(32,610)	(60,000)		(60,000)
BALANCE AT OCTOBER 3, 2021	53,981	540	—	(125,028)	1,358,726	1,234,238	53	1,234,291
Comprehensive income, net of tax:
Net income					263,125	263,125	39	263,164

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Foreign currency translation adjustments				(94,922)		(94,922)	(11)	(94,933)
Gain on cash flow hedge valuations				11,806		11,806		11,806
Comprehensive income, net of tax						180,009	28	180,037
Distributions paid to noncontrolling interests							(31)	(31)
Cash dividends of $0.86 per common share					(46,099)	(46,099)		(46,099)
Stock-based compensation			26,227			26,227		26,227
Restricted & performance shares released	190	2	(25,225)			(25,223)		(25,223)
Stock options exercised	46	—	1,806			1,806		1,806
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(1,342)	(13)	(14,936)		(185,051)	(200,000)		(200,000)
BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Notes to Consolidated Financial Statements
1.           Description of Business
We are a leading global provider of high-end consulting and engineering services that focuses on water, environment, sustainable infrastructure, renewable energy and international development. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of high-end consulting and engineering projects and include applied science, data analysis, research, engineering, design, project management and operations and maintenance.
We manage our business under two reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. Beginning in fiscal 2022, we aligned our operations to better serve our clients and markets, and created a new High Performance Buildings ("HPB") division in our CIG reportable segment. As a result, we transferred some related operations in our GSG reportable segment to our CIG reportable segment. Prior year amounts for reportable segments have been reclassified to conform to the current year presentation.
2.           Basis of Presentation and Preparation
Principles of Consolidation and Presentation.    The consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year. We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2022, 2021 and 2020 contained 52, 53 and 52 weeks, respectively.
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
Cash and Cash Equivalents.    Cash and cash equivalents include highly liquid investments with original maturities of 90 days or less. Occasionally, we have bank overdrafts, which occur when a bank honors disbursements in excess of funds on deposit in our bank accounts. We classify bank overdrafts as short-term borrowings on our consolidated balance sheets, and report the change in overdrafts as a financing activity in our consolidated statements of cash flows.
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
Accounts Receivable – Net.    Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Most of our unbilled receivables at October 2, 2022 are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
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
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are reported in "Other long-term assets", "Other current liabilities" and "Other long-term liabilities" on our consolidated balance sheet.
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

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 4, 2022 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
The impairment test for goodwill involves the comparison of the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. We estimate the fair value of reporting units based on a comparison and weighting of the income approach, specifically the discounted cash flow method and the market approach, which estimates the fair value of our reporting units based upon comparable market prices and recent transactions and also validates the reasonableness of the multiples from the income approach. The development of the present value of future cash flow projections includes assumptions and estimates derived from a review of our expected revenue growth rates, operating profit margins, discount rates and the terminal growth rate. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. However, if its carrying value exceeds its fair value, our goodwill is impaired, and we are required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements. An impairment loss recognized, if any, should not exceed the total amount of goodwill allocated to the reporting unit.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally three or five years) and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
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
Pension Plan.    We assumed a defined benefit pension plan from a fiscal 2021 acquisition. We calculate the market-related value of assets, which is used to determine the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This calculation reflects our anticipated long-term rate of return and amortization of the difference between the actual return (including capital, dividends, and interest) and the expected return. Cumulative net unrecognized gains or losses that exceed 10% of the greater of the projected benefit obligation or the fair market related value of plan assets are subject to amortization.
Income Taxes.    We file a consolidated U.S. federal income tax return. In addition, we file other returns that are required in the states, foreign jurisdictions and other jurisdictions in which we do business. We account for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, scheduled reversals of deferred tax amounts, availability of carrybacks and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets will not be realized.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 23% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2022 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 48%, 21% and 31% of our fiscal 2022 revenue was generated from our U.S. government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian and Australian dollars and British pounds. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income. Gains or losses from foreign currency transactions are included in income from operations.
Reclassifications.    Certain reclassifications were made to the prior fiscal years to conform to the current-year presentation.
Recently Issued Accounting Pronouncements Adopted in Fiscal 2022.
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

In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 ("COVID-19") pandemic on businesses operating in Canada. Our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $26.0 million total received was initially recorded in "Other current liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. As there are no further contingencies, beginning in fiscal 2023, the amounts received will be distributed to all Canadian employees. We expect to distribute approximately $9 million in the next twelve months. Accordingly, this amount was reclassified from "Other current liabilities" to "Accrued compensation" on our consolidated balance sheet as of October 2, 2022. The remaining $17.0 million, which we expect to distribute beyond one year, was reclassified to "Other long-term liabilities". We do not expect there will be any related impact to our operating income, and we have no outstanding applications for further government assistance.
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
Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Client Sector:
U.S. federal government (1)	$1,064,347	$1,081,608	$993,835
U.S. state and local government	603,286	536,309	439,019
U.S. commercial	748,953	638,169	674,605
International (2)	1,087,462	957,427	887,432
Total	$3,504,048	$3,213,513	$2,994,891

Contract Type:
Fixed-price	$1,317,993	$1,191,244	$1,078,432
Time-and-materials	1,637,019	1,492,813	1,391,592
Cost-plus	549,036	529,456	524,867
Total	$3,504,048	$3,213,513	$2,994,891

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom and revenue generated from non-U.S. clients.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for fiscal 2022 and 2021.

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

	Balance at
	October 2, 2022	October 3, 2021
	(in thousands)
Contract assets (1)	$92,405	$103,784
Contract liabilities	241,340	190,403
Net contract liabilities	$(148,935)	$(86,619)

(1) Includes $23.3 million and $12.2 million of contract retentions as of October 2, 2022 and October 3, 2021, respectively.
In fiscal 2022, we recognized revenue of approximately $125 million from amounts included in the contract liability balance at the end of fiscal 2021, compared to approximately $119 million in fiscal 2021.
We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. The corresponding net revenue and operating income adjustments were immaterial for fiscal 2022 and 2021.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of October 2, 2022 and October 3, 2021, our consolidated balance sheets included liabilities for anticipated losses of $10.0 million and $12.7 million, respectively. The estimated cost to complete these related contracts as of October 2, 2022 and October 3, 2021 was approximately $80 million and $104 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following:

	Balance at
	October 2, 2022	October 3, 2021
	(in thousands)
Billed	$491,700	$432,814
Unbilled	267,161	240,536
Total accounts receivable	758,861	673,350
Allowance for doubtful accounts	(3,749)	(4,352)
Total accounts receivable, net	$755,112	$668,998
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at October 2, 2022 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, including the potential impacts of the COVID-19 pandemic, that may affect our clients' ability to pay.
Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regards to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in our performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. This can lead to a situation in which costs are recognized in one period and revenue is recognized in a subsequent period when a client agreement is obtained or a claims resolution occurs. Total accounts receivable at October 3, 2021 included approximately $11 million related to claims, including requests for equitable adjustment, on contracts that provide for price redetermination. This amount related to a single claim in our RCM reportable segment. In May 2022, we received a cash settlement for the claim, which resulted in an immaterial gain in the third quarter of fiscal 2022. There were no claims included in our total accounts receivable at October 2, 2022.
We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In fiscal 2022, we recorded no gains or losses related to claims other than the aforementioned immaterial gain on the settled RCM claim. In fiscal 2021 (all in the second quarter), we recognized increases to revenue and related gains of $2.8 million in our CIG reportable segment.
No single client accounted for more than 10% of our accounts receivable at October 2, 2022 and October 3, 2021.
Remaining Unsatisfied Performance Obligations (“RUPOs”)
Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.7 billion of RUPOs as of October 2, 2022. RUPOs increase with awards from new contracts or additions on existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPOs as of October 2, 2022 over the following periods:

Amount
(in thousands)
Within 12 months	$2,394,090
Beyond	1,327,544
Total	$3,721,634
Although RUPOs reflect business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPOs are adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Our operations and maintenance contracts can generally be terminated by the clients without a substantive financial penalty. Therefore, the remaining performance obligations on such contracts are limited to the notice period required for the termination (usually 30, 60 or 90 days).
4.           Stock Repurchase and Dividends
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock in addition to the $147.8 million under the previous stock repurchase program at October 3, 2021. In fiscal 2022, we repurchased and settled 1,341,679 shares with an average price of $149.07 per share for a total cost of $200.0 million in the open market. As of October 2, 2022, we had a remaining balance of $347.8 million under our repurchase program.

The following table presents dividends declared and paid in fiscal 2022 and 2021:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
May 2, 2022	$0.23	May 13, 2022	May 27, 2022	12,311
August 1, 2022	$0.23	August 12, 2022	August 26, 2022	12,226
Total dividends paid as of October 2, 2022				$46,099

November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
April 26, 2021	$0.20	May 12, 2021	May 28, 2021	10,831
July 26, 2021	$0.20	August 20, 2021	September 3, 2021	10,800
Total dividends paid as of October 3, 2021				$40,041
Subsequent Events. On November 7, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share payable on December 9, 2022 to stockholders of record as of the close of business on November 21, 2022.
5.          Acquisitions
On September 23, 2022, we made an all cash offer to acquire all the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, which was unanimously recommended by RPS's Board of Directors. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions especially in energy transformation, water and program management for government and commercial clients. The transaction is to be affected using a court sanctioned scheme of arrangement between RPS and its shareholders and is subject to certain regulatory approvals and approval by RPS shareholders.
Subsequent Event. On November 3, 2022, RPS's shareholders approved the scheme of arrangement, with the acquisition expected to be closed and effective in January 2023 after regulatory and court approval with an all cash purchase price for 100% of the outstanding shares of approximately GBP 636 million.
In fiscal 2022, we acquired The Integration Group of America ("TIGA"), Piteau Associates (“PAE”) and two other immaterial acquisitions. TIGA is based in Spring, Texas and is an industry leader in process automation and system integration solutions, including customized software and platform (SaaS/PaaS) applications, advanced data analytics, cloud data integration and platform virtualization. PAE is based in Vancouver, British Columbia and is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our CIG segment, and TIGA and other immaterial acquisitions are part of our GSG segment. The total fair value of the purchase price for all four acquisitions was $88.3 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $2.5 million of receivables (net) related to estimated post-closing adjustments for the net assets acquired, $15.5 million payable in a promissory note issued to the sellers along with related transaction expenses of the sellers (which were subsequently paid in July 2022) and $31.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $47.0 million, based upon the achievement of specified operating income targets in each of the three to five years following the acquisitions.
In fiscal 2021, we acquired Coanda Research and Development Corporation ("CRD"), The Kaizen Company (“KZN”), IBRA-RMAC Automation Solutions (“IRM”) and Hoare Lea, LLP and Subsidiaries ("HLE"). CRD is based in Burnaby, British Columbia and provides world-class expertise in computational fluid dynamics and utilizes industry-leading capabilities to solve complex engineering science problems for commercial customers, across a broad range of industries. KZN is based in Washington, D.C. and provides international development advisory and management consulting services offering a suite of innovative tools that support advanced solutions in health, education, governance, peace and stability and sustainable economic growth. IRM is based in San Diego, California and provides digital water transformation consulting services and an innovative suite of tools to address complex water system modernization challenges. HLE is a leader in sustainable engineering design based in Bristol, United Kingdom. It was established in 1862 and is an award-winning high-end consultancy firm in the United Kingdom, with more than 900 employees, providing innovative solutions to complex engineering and design challenges for sustainable infrastructure and high performance buildings. CRD and HLE are part of our CIG segment, and KZN and IRM are part of our GSG segment. The total fair value of the purchase price for these acquisitions was $151.7 million. This amount was comprised of $101.4 million in initial cash payments made to the sellers and $50.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $74.0 million, based upon the achievement of specified operating income targets in each of the three to four years following the acquisitions.

In fiscal 2020, we acquired Segue Technologies, Inc. ("SEG"), a leading information technology management consulting firm based in Arlington, Virginia, and BlueWater Federal Solutions, Inc. ("BWF"), a leading information technology management consulting firm based in Chantilly, Virginia. Both of these acquisitions are part of our GSG segment. The total fair value of the purchase price for these two acquisitions was $88.6 million. This amount was comprised of $71.4 million in initial cash payments made to the sellers, $0.7 million of payables related to estimated post-closing adjustments for net assets acquired and $16.5 million for the estimated fair value of contingent earn-out obligations, with a maximum of $28.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisitions.
Goodwill additions resulting from fiscal 2022 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water and natural resources. The fiscal 2021 goodwill additions represent the significant technical expertise residing in embedded workforces that are sought out by clients and the long-standing reputation of HLE. The fiscal 2020 goodwill additions represent the value of a workforce with distinct expertise in the high-end information technology field, in the areas of data analytics, modeling and simulation, cloud and agile software development. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally three or five years) and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2022, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs and the inventory of prospective new contract awards.
In fiscal 2022, total adjustments to our contingent earn-out liabilities in operating income were immaterial.

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
In fiscal 2020, we recorded adjustments to our contingent earn-out liabilities and reported related net gains in operating income of $15.0 million, substantially all in the fourth quarter. These gains primarily resulted from updated valuations of the contingent consideration liabilities for Norman, Disney and Young ("NDY"), eGlobalTech ("EGT") and SEG.
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
NDY's actual financial performance in the first two earn-out periods exceeded our original estimates at the acquisition date. As a result, we increased the related contingent consideration liability and recognized losses of $2.1 million (A$3.0 million) and $5.4 million (A$7.9 million) in fiscal 2018 and 2019, respectively. In the fourth quarter of fiscal 2020, we evaluated our estimate of NDY’s contingent consideration liability for the third and final earn-out period. This assessment included a review of NDY’s actual and forecasted results for the third earn-out period, which included an evaluation of the status of ongoing projects in NDY’s backlog, the inventory of prospective new contract awards and the impact of the COVID-19 pandemic on the Australian economy and NDY's operations. As a result of this assessment, we concluded that NDY’s operating income in the third earn-out period would be lower than previously estimated, and we reduced NDY’s contingent earn-out liability to $1.8 million (A$2.6 million), which resulted in a gain of $3.7 million (A$5.2 million).
The acquisition agreement for EGT included a contingent earn-out agreement based on the achievement of operating income thresholds in each of the first three years beginning on the acquisition date, which was in the second quarter of fiscal 2019. The maximum earn-out obligation over the three-year earn-out period was $25 million ($8.5 million in year one, $9.0 million in year two and $7.5 million in year three). In each of the first two earn-out years, EGT was to receive a portion of the contingent consideration if EGT achieved a minimum operating income threshold. The remaining contingent consideration could be earned primarily on a pro-rata basis for operating income within a predetermined range in each year. EGT was required to meet a minimum operating income threshold in each year to earn any of this contingent consideration.
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
In the third quarter of fiscal 2020, EGT achieved and was paid the maximum earn-out obligation for the first earn-out period. Subsequently, we evaluated our estimate of EGT’s contingent consideration liability for the second and third earn-out periods. This assessment included a review of EGT’s actual and forecasted results for the second and third earn-out periods, which included an evaluation of the status of ongoing projects in EGT’s backlog and the inventory of prospective new contract awards. As a result of this assessment, we concluded that EGT's operating income in the second and third earn-out period would be lower than previously estimated. Accordingly, in the fourth quarter of fiscal 2020, we reduced EGT’s contingent earn-out liability to $7.5 million, which resulted in a gain of $4.7 million.
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
SEG’s actual financial performance in the first earn-out period on a year to date basis was below our original expectation at the acquisition date. As a result, in the fourth quarter of fiscal 2020, we evaluated our estimate of SEG’s contingent consideration liability for all earn-out periods. This assessment included a review of SEG’s financial results in the first earn-out period, the status of ongoing projects in SEG’s backlog, the inventory of prospective new contract awards and future synergies with other Tetra Tech operating units. As a result of this assessment, we concluded that SEG’s operating income in all earn-out periods would be lower than originally anticipated. Accordingly, in the fourth quarter of fiscal 2020, we reduced the SEG contingent earn-out liability to $8.1 million, which resulted in a gain of $3.4 million.
At October 2, 2022, there was a total potential maximum of $120.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $65.6 million was estimated as the fair value and accrued on our consolidated balance sheet.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Beginning balance	$59,297	$32,617	$52,992
Acquisition date fair value of contingent earn-out liabilities	31,341	50,235	16,581
Change in fair value of contingent earn-out liabilities	2,184	992	1,162
Re-measurement of contingent earn-out liabilities	329	(3,273)	(14,971)
Foreign exchange impact	(7,152)	(596)	(247)
Earn-out payments:
Reported as cash used in operating activities	(310)	(427)	—
Reported as cash used in financing activities	(20,123)	(20,251)	(22,900)
Ending balance	$65,566	$59,297	$32,617

6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill:

	GSG	CIG	Total
	(in thousands)
Balance at September 27, 2020	$516,315	$477,183	$993,498
Acquisitions	15,112	75,479	90,591
Translation and other	7,006	17,483	24,489
Balance at October 3, 2021	538,433	570,145	1,108,578
Goodwill reallocation	(51,497)	51,497	—
Acquisitions	42,365	26,318	68,683
Translation and other	(10,199)	(56,650)	(66,849)
Balance at October 2, 2022	$519,102	$591,310	$1,110,412
Our goodwill balances reflect the goodwill reallocation related to the creation of our new HPB division on the first day of fiscal 2022, which included a transfer of some related operations in our GSG reportable segment to our CIG reportable segment. The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill additions relate to our fiscal 2022 acquisitions. The purchase price allocations for our fiscal 2022 acquisitions are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuations.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 4, 2022 (i.e. the first day of our fourth quarter in fiscal 2022) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. As of July 4, 2022, and after the reallocation of goodwill on the first day of fiscal 2022, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 165%.
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
The gross amounts of goodwill for GSG were $536.8 million and $556.1 million at fiscal 2022 and 2021 year-ends, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $712.8 million and $691.6 million at fiscal 2022 and 2021 year-ends, respectively, excluding accumulated impairment of $121.5 million for each period.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets:

	Fiscal Year Ended
	October 2, 2022				October 3, 2021
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	($ in thousands)
Client relations	5.5	$41,676	$(21,092)	$20,584	$69,455	$(43,984)	$25,471
Backlog	0.6	33,286	(29,990)	3,296	34,577	(30,670)	3,907
Technology and trade names	3.7	12,711	(7,428)	5,283	14,939	(6,327)	8,612
Total		$87,673	$(58,510)	$29,163	$118,971	$(80,981)	$37,990
Amortization expense for the identifiable intangible assets for fiscal 2022, 2021 and 2020 was $13.2 million, $11.5 million and $11.6 million, respectively. Foreign currency translation adjustments reduced net identifiable intangible assets by $5.3 million in fiscal 2022 and were immaterial for fiscal 2021.
Estimated amortization expense for the succeeding five fiscal years and beyond is as follows:

Amount
(in thousands)
2023	$9,788
2024	5,244
2025	4,411
2026	3,590
2027	2,168
Beyond	3,962
Total	$29,163
7.           Property and Equipment
Property and equipment consisted of the following:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Equipment, furniture and fixtures	$96,710	$94,780
Leasehold improvements	32,428	36,462
Total property and equipment	129,138	131,242
Accumulated depreciation	(96,822)	(93,509)
Property and equipment, net	$32,316	$37,733
The depreciation expense related to property and equipment was $13.9 million, $12.3 million and $13.0 million for fiscal 2022, 2021 and 2020, respectively.

8.           Income Taxes
Income before income taxes, by geographic area, was as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Income before income taxes:
United States	$262,428	$211,222	$209,443
Foreign	86,338	55,648	18,548
Total income before income taxes	$348,766	$266,870	$227,991

Income tax expense consisted of the following:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
		(in thousands)
Current:
Federal	$47,447	$41,056	$24,102
State	9,613	9,893	6,872
Foreign	26,332	18,887	20,398
Total current income tax expense	83,392	69,836	51,372

Deferred:
Federal	(424)	(6,034)	2,187
State	(382)	(2,060)	870
Foreign	3,016	(27,703)	(328)
Total deferred income tax expense (benefit)	2,210	(35,797)	2,729

Total income tax expense	$85,602	$34,039	$54,101
Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.1	2.3	2.7
Research and Development ("R&D") credits	(1.0)	(2.6)	(2.2)
Tax differential on foreign earnings	1.0	0.9	0.7
Non-taxable foreign interest income	—	(1.0)	(1.1)
Goodwill	—	—	1.5
Stock compensation	(2.0)	(3.3)	(2.2)
Valuation allowance	0.2	(9.3)	1.6
Change in uncertain tax positions	(1.1)	1.7	0.4
Return to provision	1.4	(3.7)	0.8
Disallowed officer compensation	1.9	2.0	0.2
Cash repatriation	0.1	2.1	—
Unremitted earnings	(0.2)	1.0	—
Deferred tax adjustments	0.1	0.8	(1.3)
Other	1.0	0.9	1.6
Total income tax expense	24.5%	12.8%	23.7%
The effective tax rates for fiscal 2022, 2021 and 2020 were 24.5%, 12.8% and 23.7%, respectively. The fiscal 2021 effective tax rate reflects a non-recurring net tax benefit of $21.6 million, consisting of a valuation allowance in the United Kingdom that was released due to sufficient positive evidence being obtained in fiscal 2021. The valuation allowance was primarily related to net operating loss carry-forwards. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The primary factors used to assess the likelihood of realization were the past performance of the related entity and our forecast of future taxable income. In fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. At that time, we also determined that our remaining undistributed earnings in Canada of approximately $20.1 million were no longer being indefinitely reinvested and recorded an additional deferred tax liability/expense of $3.1 million. The goodwill impairment charge in fiscal 2020 did not have related tax benefits. Also, income tax expense was reduced by $10.3 million, $12.9 million and $8.3 million of excess tax benefits on share-based payments in fiscal 2022, 2021 and 2020, respectively.
Excluding the impact of the valuation allowance release, the non-deductible goodwill impairment charge, the Canadian repatriation and the excess tax benefits on share-based payments our effective tax rates in fiscal 2022, 2021 and 2020 were 27.5%, 25.7% and 25.6% respectively.
In fiscal 2022, the Inflation Reduction Act and the CHIPS and Science Act were signed into law. These Acts both contain new U.S. income tax provisions; however, we do not expect them to have a material impact on our consolidated financial statements.
We are currently under examination by the Internal Revenue Service for fiscal years 2018 and 2019, and the Canada Revenue Agency for fiscal years 2011 through 2016. We are also subject to various other state audits.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Deferred Tax Assets:
State taxes	$1,238	$1,342
Reserves and contingent liabilities	5,023	6,662
Accounts receivable including the allowance for doubtful accounts	4,986	5,917
Accrued liabilities	35,973	41,657
Lease liabilities, operating leases	49,618	60,181
Stock-based compensation	2,925	3,560
Unbilled revenue	4,885	—
Loss carry-forwards	41,648	54,825
Valuation allowance	(12,286)	(13,040)
Total deferred tax assets	134,010	161,104

Deferred Tax Liabilities:
Unbilled revenue	—	(5,595)
Prepaid expense	(6,065)	(8,136)
Right-of-use assets, operating leases	(49,618)	(60,181)
Intangibles	(42,863)	(40,121)
Undistributed earnings	(2,200)	(3,136)
Property and equipment	(621)	(85)
Total deferred tax liabilities	(101,367)	(117,254)

Net deferred tax assets	$32,643	$43,850
Prospectively, from the date of the aforementioned repatriation, our earnings in Canada are not considered indefinitely reinvested and any potential tax liability that would be incurred upon repatriation is recognized currently with the related income. At October 2, 2022, undistributed earnings of our other foreign subsidiaries, primarily in Australia and the United Kingdom of approximately $81.7 million are expected to be indefinitely reinvested in these foreign countries. Accordingly, no provision for foreign withholding taxes has been made. Assuming the indefinitely reinvested foreign earnings were repatriated under the laws and rates applicable at October 2, 2022, the incremental taxes applicable to those earnings would not be material.
At October 2, 2022, we had available unused state net operating loss ("NOL") carry forwards of $43.7 million that expire at various dates from 2026 to 2037; and available foreign NOL carry forwards of $119.1 million, of which $17.9 million expire at various dates from 2023 to 2042, and $101.2 million have no expiration date. In addition, we had foreign capital loss carryforwards of $18.4 million and foreign research and development credits of $3.9 million that do not have expiration dates. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the deferred tax assets related to the loss carry-forwards for which a valuation allowance of $12.3 million has been provided.
At October 2, 2022, we had $8.9 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may significantly decrease in the next 12 months. These changes would be the result of ongoing examinations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Beginning balance	$12,899	$9,228	$9,169
Additions for current fiscal year tax positions	—	2,171	700
Additions for prior fiscal year tax positions	—	1,500	—
Reductions for prior fiscal year tax positions	(3,014)	—	(641)
Settlements	(977)	—	—
Ending balance	$8,908	$12,899	$9,228
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal years 2022, 2021 and 2020, we accrued additional interest and penalties of $0.5 million, $0.8 million and $0.8 million, respectively, and recorded reductions in accrued interest and penalties of $0.4 million, $0 and $0, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at October 2, 2022, October 3, 2021 and September 27, 2020 was $5.3 million, $5.2 million and $4.4 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Credit facilities	$258,754	$212,500
Less: Current portion of long-term debt	(12,504)	(12,500)
Long-term debt	$246,250	$200,000
On February 18, 2022, we entered into Amendment No. 2 to our Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1.05 billion subject to lender approval. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated as of July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans and a $300 million sublimit for multicurrency borrowings and letters of credit.
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
At October 2, 2022, we had $258.8 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $243.8 million under the Amended Term Loan Facility and $15.0 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2022 was 1.97%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding during fiscal 2021 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 3.60%. At October 2, 2022, we had $484.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At October 2, 2022, we were in compliance with these covenants with a consolidated leverage ratio of 0.76x and a consolidated interest coverage ratio of 29.52x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At October 2, 2022, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $44.4 million. As of October 2, 2022 we had no bank overdrafts related to our disbursement bank accounts.
The following table presents scheduled maturities of our long-term debt:

Amount
(in thousands)
2023	12,504
2024	12,500
2025	12,500
2026	12,500
2027	208,750
Total	$258,754
Subsequent Event: On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. We expect to draw the entire amount of the New Term Loan Facility to partially finance the acquisition of RPS. The remaining purchase price is expected to be financed with existing cash on hand and borrowings under the Amended Revolving Credit Facility. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.
10.         Leases
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to five years.
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and current and long-term operating lease liabilities in the consolidated balance sheets. Our finance leases are primarily for certain IT equipment. The related ROU assets and lease liabilities were immaterial.
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
The components of lease costs are as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Operating lease cost	$86,725	$91,076
Sublease income	(150)	(106)
Total lease cost	$86,575	$90,970
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Operating cash flows for operating leases	$71,365	$81,943
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,096	$72,076
Supplemental balance sheet and other information related to leases are as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Operating leases:
Right-of-use assets	$182,319	$215,422

Lease liabilities:
Current	$57,865	$67,452
Long-term	146,285	174,285
Total operating lease liabilities	$204,150	$241,737

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.2%	2.2%
As of October 2, 2022, we do not have any material additional operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of October 2, 2022 is as follows:

Amount
(in thousands)
2023	$61,703
2024	47,520
2025	35,466
2026	23,481
2027	16,961
Beyond	31,927
Total lease payments	217,058
Less: imputed interest	(12,908)
Total present value of lease liabilities	$204,150
11.         Stockholders' Equity and Stock Compensation Plans
At October 2, 2022, we had the following stock-based compensation plans:
•2005 Equity Incentive Plan.  Key employees and non-employee directors may be granted equity awards, including stock options, restricted stock and restricted stock units ("RSUs"). Options vest at 25% on each anniversary of the grant date and expire no later than eight years from the grant date. RSUs granted to date vest at 25% on each anniversary of the grant date.
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
•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At October 2, 2022, there were 2.2 million shares available for future awards pursuant to the 2018 EIP.
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 380,784 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).
The following table presents our stock-based compensation and related income tax benefits:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Total stock-based compensation	$26,227	$23,067	$19,424
Income tax benefit related to stock-based compensation	(5,377)	(4,910)	(4,318)
Stock-based compensation, net of tax benefit	$20,850	$18,157	$15,106
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income.

Stock Options
The following table presents our stock option activity for fiscal year ended October 2, 2022:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 3, 2021	214	$38.80
Exercised	(46)	39.44
Forfeited	—	—
Outstanding at October 2, 2022	168	$38.62	4.04	$15,086

Vested or expected to vest at October 2, 2022	168	$38.62	4.04	$15,086
Exercisable on October 2, 2022	168	$38.62	4.04	$15,086
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2022 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 2, 2022. This amount will change based on the fair market value of our stock.
No stock options were granted in fiscal 2022, 2021 and 2020. The aggregate intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $5.7 million, $29.4 million and $22.4 million, respectively.
Net cash proceeds from the exercise of stock options were $1.8 million, $11.3 million and $10.3 million for fiscal 2022, 2021 and 2020, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options for fiscal 2022, 2021 and 2020 was $1.3 million, $6.7 million and $4.9 million, respectively.
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
PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our EPS and 50% on our relative total shareholder return over the vesting period. For these performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.

A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at September 29, 2019	470	$50.42	384	$53.67
Granted	168	83.92	74	99.85
Vested	(178)	46.87	(162)	47.28
Adjustment (1)	—	—	64	48.36
Forfeited	(16)	65.43	(5)	83.98
Nonvested balance at September 27, 2020	444	63.93	355	64.83
Granted	118	122.02	58	153.03
Vested	(167)	59.64	(193)	57.40
Adjustment (1)	—	—	99	57.40
Forfeited	(14)	77.74	(1)	74.05
Nonvested balance at October 3, 2021	381	83.30	318	82.96
Granted	78	184.61	42	247.16
Vested	(147)	77.47	(176)	80.17
Adjustment (1)	—	—	88	80.63
Forfeited	(13)	109.01	—	—
Nonvested balance at October 2, 2022	299	$111.40	272	$109.23

(1) Fiscal 2020 includes a payout adjustment of 63,643 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020. Fiscal 2021 includes a payout adjustment of 99,214 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021. Fiscal 2022 includes a payout adjustment of 88,198 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022.
During fiscal 2022, 2021 and 2020, we awarded 77,844, 117,934 and 167,525 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2022, 2021 and 2020 was $184.61, $122.02 and $83.92, respectively. At October 2, 2022, there were 299,055 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award. We use historical data as a basis to estimate the probability of forfeitures related to RSUs and the ESPP Plan.
During fiscal 2022, 2021 and 2020, we awarded 41,734, 57,542 and 74,011 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted during fiscal 2022, 2021 and 2020 was $247.16, $153.03 and $99.85, respectively.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2022, 2021 and 2020 was $23.9 million, $20.9 million and $17.7 million, respectively, and was included in total stock-based compensation expense. The actual income tax benefit realized from RSUs and PSUs for fiscal 2022, 2021 and 2020 was $9.1 million, $6.2 million and $3.4 million, respectively. At October 2, 2022, there was $35.9 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by the end of fiscal 2025.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands, except for purchase price)
Shares purchased	106	124	168
Weighted-average purchase price per share	$114.17	$86.16	$51.77
Cash received from exercise of purchase rights	$12,129	$10,705	$8,715
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
Dividend yield	1.0%	1.0%	1.0%
Expected stock price volatility	32.2%	47.9%	26.5%
Risk-free rate of return, annual	0.4%	0.1%	1.6%
Expected life (in years)	1	1	1
For fiscal 2022, 2021 and 2020, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2022, 2021 and 2020 included $2.3 million, $2.0 million and $1.2 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2022 and 2021 year-ends were $0.6 million and $0.5 million, respectively. At October 2, 2022, ESPP participants had accumulated $11 million to purchase our common stock.

12.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2022, 2021 and 2020, employer contributions to the U.S. plans were $29.3 million, $26.9 million and $25.0 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At October 2, 2022 and October 3, 2021, the consolidated balance sheets reflect assets of $36.7 million and $41.4 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $36.3 million and $41.1 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income. These related net gains and losses were immaterial for fiscal 2022, 2021 and 2020.
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
The change in the defined benefit obligation, the change in fair value of plan assets and the amounts recognized in the Consolidated Statement of Income, the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for fiscal 2022 and fiscal 2021 were immaterial.
The Plan's funded status was as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Fair value of plan assets	$36,250	$65,836
Benefit obligation	(33,006)	(64,830)
Net surplus	$3,244	$1,006
The net surplus is reflected in other long-term assets on our consolidated balance sheets at October 2, 2022 and October 3, 2021. As the plan is closed to new participants and to future benefit accrual, the reduction in the fair value of plan assets and the benefit obligation were primarily due to actual losses on plan assets and an increased discount rate, respectively. Benefits paid during fiscal 2022 were $1.0 million.
The fair values of the plan assets are substantially categorized within Level 2 of the fair value hierarchy. The fair values of the plan assets by major asset categories were as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Equities	$8,390	$13,646
Mutual funds	20,886	33,826
Liability driven investment funds	6,484	17,653
Cash/other	490	711
Fair value of plan assets	$36,250	$65,836

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
Principal assumptions used for the benefit obligation in the valuation are as follows:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021
Discount rate	4.75%	2.00%
Rate of inflation	2.95% to 3.55%	2.85% to 3.50%
13.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands, except per share data)
Net income attributable to Tetra Tech	$263,125	$232,810	$173,859
Weighted-average common shares outstanding – basic	53,620	54,078	54,235
Effect of diluted stock options and unvested restricted stock	543	597	787
Weighted-average common stock outstanding – diluted	54,163	54,675	55,022

Earnings per share attributable to Tetra Tech:
Basic	$4.91	$4.31	$3.21
Diluted	$4.86	$4.26	$3.16
For fiscal 2022, 2021 and 2020, no options were excluded from the calculation of dilutive potential common shares.
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
We recognize derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in our consolidated balance sheets as accumulated other comprehensive income, and in our consolidated statements of income for those derivatives designated as fair value hedges. Our derivative contracts are categorized within Level 2 of the fair value hierarchy.
In the anticipation of the planned acquisition of RPS, we entered into a forward contract during the fourth quarter of fiscal 2022 to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD 774.8 million. The contract matures on December 30, 2022. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract is marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was $19.9 million, which resulted in an unrealized gain of the same amount in the fourth quarter fiscal 2022, which is reflected in “Other income" on the consolidated income statement for fiscal 2022. The related $19.9 million asset is reported in "Prepaid expenses and other current assets" on the consolidated balance sheet at October 2, 2022.

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. As of October 2, 2022, the notional principal of our outstanding interest swap agreements was $200.0 million ($40.0 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At October 2, 2022 and October 3, 2021, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was an unrealized gain of $2.4 million and an unrealized loss of $9.4 million, which were reported in "Other long-term assets" and "Other current liabilities" on our consolidated balance sheets, respectively. Additionally, the related gain of $11.8 million, a gain of $6.1 million and a loss of $4.6 million for fiscal year ended 2022, 2021 and 2020, respectively, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify a credit of $3.1 million from accumulated other comprehensive loss to interest expense within the next 12 months. There were no other derivative instruments that were not designated as hedging instruments for fiscal 2022, 2021 and 2020.
15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2022, 2021 and 2020 related to reclassifications out of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at September 29, 2019	$(149,711)	$(10,873)	$(160,584)

Other comprehensive income (loss) before reclassifications	3,436	(599)	2,837
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,039)	(4,039)
Net current-period other comprehensive income (loss)	3,436	(4,638)	(1,202)

Balances at September 27, 2020	$(146,275)	$(15,511)	$(161,786)

Other comprehensive income before reclassifications	30,641	12,175	42,816
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(6,058)	(6,058)
Net current-period other comprehensive income	30,641	6,117	36,758

Balances at October 3, 2021	$(115,634)	$(9,394)	$(125,028)
Other comprehensive income before reclassifications	(94,922)	15,937	(78,985)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,131)	(4,131)
Net current-period other comprehensive income	(94,922)	11,806	(83,116)

Balances at October 2, 2022	$(210,556)	$2,412	$(208,144)

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
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at October 2, 2022 and October 3, 2021. At October 2, 2022, we had borrowings of $258.8 million outstanding under our Amended Credit Agreement, which were used to fund our business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.
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
Our reportable segments are described as follows:
GSG:    GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. municipal and commercial clients, especially in water infrastructure, solid waste and high-end sustainable infrastructure designs. GSG also leads our support for development agencies worldwide, especially in the United States, the United Kingdom and Australia.
CIG:    CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients that include both commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.
RCM:    We continued to report the results of the wind-down of our non-core construction activities in the RCM reportable segment in fiscal 2022. There has been no remaining backlog for RCM since fiscal 2018 as the projects were complete. In May 2022, we received a cash settlement for the last $11 million RCM claim outstanding. This settlement resulted in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for fiscal 2022, 2021 and 2020.
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
The following tables present summarized financial information of our reportable segments:
Reportable Segments

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
Revenue
GSG	$1,820,868	$1,772,905	$1,578,332
CIG	1,738,436	1,500,074	1,471,097
RCM	—	613	198
Elimination of inter-segment revenue	(55,256)	(60,079)	(54,736)
Total revenue	$3,504,048	$3,213,513	$2,994,891

Income from operations
GSG	$198,448	$174,755	$146,273
CIG	194,142	152,262	136,418
Corporate (1)	(52,144)	(48,316)	(41,600)
Total income from operations	$340,446	$278,701	$241,091

(1) Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2022, 2021 and 2020 was $13.2 million, $11.5 million and $11.6 million, respectively. Additionally, Corporate results included income (loss) for fair value adjustments to contingent consideration liabilities of $(0.3) million, $3.3 million and $15.0 million for fiscal 2022,

2021 and 2020, respectively. Corporate results in fiscal 2020 also included $15.8 million goodwill impairment charges. See Note 6 - "Goodwill and Intangible Assets" for more information.

	Balance at
	October 2, 2022	October 3, 2021
	(in thousands)
Total Assets
GSG	$558,764	$545,533
CIG	688,640	698,916
RCM	2	11,360
Corporate (1)	1,375,370	1,320,753
Total assets	$2,622,776	$2,576,562

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.
Geographic Information

	Fiscal Year Ended
Revenue:	October 2, 2022	October 3, 2021	September 27, 2020
	(in thousands)
United States	$2,416,586	$2,256,086	$2,107,459
Foreign countries (1)	1,087,462	957,427	887,432
Total	$3,504,048	$3,213,513	$2,994,891

	Balance at
Long-lived assets (2):	October 2, 2022	October 3, 2021
	(in thousands)
United States	$199,875	$215,689
Foreign countries (1)	77,305	87,771
Total	$277,180	$303,460

(1) Includes revenue and long-lived assets from our foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.
(2) Excludes goodwill, intangible assets and deferred income taxes.

19.         Related Party Transactions
We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for fiscal 2022, 2021 and 2020 was $96.0 million, $95.5 million and $88.2 million, respectively. Our related reimbursable costs for fiscal 2022, 2021 and 2020 were $91.7 million, $92.4 million and $86.4 million, respectively. Our consolidated balance sheets also included the following amounts related to these services:

	Balance at
	October 2, 2022	October 3, 2021
	(in thousands)
Accounts receivable, net	$16,818	$19,082
Contract assets	2,935	5,092
Contract liabilities	3,464	3,026
20.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal years ended October 2, 2022 and October 3, 2021 reflect all adjustments necessary for a fair statement of the results of operations.
In the fourth quarter of fiscal 2022, we recognized a $19.9 million unrealized gain on a foreign currency forward contract related to the planned acquisition of RPS.
In the fourth quarter of fiscal 2021, we recognized a non-recurring net tax benefit of $21.6 million primarily consisting of valuation allowances in the United Kingdom that were released due to sufficient positive evidence being obtained.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2022
Revenue	$858,510	$852,744	$890,231	$902,562
Income from operations	87,220	74,520	83,905	94,802
Net income attributable to Tetra Tech	68,489	53,040	58,650	82,947
Earnings per share attributable to Tetra Tech:
Basic	$1.27	$0.99	$1.10	$1.56
Diluted	$1.25	$0.98	$1.09	$1.55

Weighted-average common shares outstanding:
Basic	53,937	53,834	53,507	53,148
Diluted	54,577	54,346	54,006	53,667

Fiscal Year 2021
Revenue	$765,104	$754,764	$801,633	$892,012
Income from operations	66,252	60,807	69,807	81,836
Net income attributable to Tetra Tech	52,436	45,517	51,903	82,954
Earnings per share attributable to Tetra Tech:
Basic	$0.97	$0.84	$0.96	$1.54
Diluted	$0.96	$0.83	$0.95	$1.52

Weighted-average common shares outstanding:
Basic	53,927	54,187	54,117	54,019
Diluted	54,637	54,736	54,666	54,597

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At October 2, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at October 2, 2022, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at October 2, 2022.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 23, 2022, appears on pages 52-53 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2023 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)		Documents filed as part of this report	Page
	1	Consolidated financial statements
		Consolidated Balance Sheets at October 2, 2022 and October 3, 2021	54
		Consolidated Statements of Income for the fiscal years ended October 2, 2022, October 3, 2021 and September 27, 2020	55
		Consolidated Statements of Comprehensive Income for the fiscal years ended October 2, 2022, October 3, 2021 and September 27, 2020	56
		Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2022, October 3, 2021 and September 27, 2020	57
		Consolidated Statements of Equity for the fiscal years ended October 2, 2022, October 3, 2021 and September 27, 2020	58
		Notes to Consolidated Financial Statements	60
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
	2	Consolidated financial statement Schedule
		Schedule II – Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 2, 2022, October 3, 2021 and September 27, 2020	93
		All other schedules are omitted because they are neither applicable nor required
	3	Exhibits
		The exhibit list in the Index to Exhibits is incorporated by reference as the list of exhibits required as part of this Report.	94

Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
September 27, 2020, October 3, 2021 and October 2, 2022
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Other (3)	Balance at End of Period
Allowance for doubtful accounts (1):
Fiscal 2020	$10,562	$1,472	$(4,887)	—	$7,147
Fiscal 2021	7,147	(4,130)	195	1,140	4,352
Fiscal 2022	4,352	(73)	(400)	(130)	3,749

Income tax valuation allowance:
Fiscal 2020	$20,543	$3,852	$—	$—	$24,395
Fiscal 2021	24,395	13,698	(26,059)	1,006	13,040
Fiscal 2022	13,040	—	(162)	(592)	12,286

(1) Reflects updated presentation of allowance for doubtful accounts to include expected credit losses in anticipation of our adoption of ASU 2016-13 in the first quarter of fiscal 2021.
(2) Primarily represents write-offs of uncollectible amounts, net of recoveries for the allowance for doubtful accounts. The income tax valuation amount represents the release of a valuation allowance in the United Kingdom in fiscal 2021.
(3) Includes loss in foreign jurisdictions, currency adjustments and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Bylaws of the Company (amended and restated as of November 7, 2022) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 10, 2022).
10.1
Second Amended and Restated Credit Agreement dated as of July 30, 2018 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Coffey UK Limited, Coffey Services Australia Pty. Ltd., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2018).

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of February 18, 2022 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty., Ltd., the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 22, 2022)

10.3
Bridge Credit Agreement dated as of September 23, 2022 among Tetra Tech, Inc., the lenders party thereto and BofA Securities, Inc., as sole leader arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 2022)

10.4
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of October 7, 2022 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty., Ltd., the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 11, 2022)

10.5[1]
Third Amended and Restated Credit Agreement dated as of October 26, 2022 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty., Ltd., the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 28, 2022).

10.6	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.7	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.8
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.9	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.1	2018 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders held on March 8, 2018).*
10.11
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.12	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020).*
10.13	Change of Control Severance Plan effective March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2018).*
10.14
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

1

21.	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 96 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+
101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended October 2, 2022, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 22, 2022		Dan L. Batrack Chairman and Chief Executive Officer
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman and Chief Executive Officer	November 22, 2022
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 22, 2022
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 22, 2022
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 22, 2022
Gary R. Birkenbeuel
/s/ PRASHANT GANDHI	Director	November 22, 2022
Prashant Gandhi
/s/ J. CHRISTOPHER LEWIS	Director	November 22, 2022
J. Christopher Lewis
/s/ JOANNE M. MAGUIRE	Director	November 22, 2022
Joanne M. Maguire
/s/ KIMBERLY E. RITRIEVI	Director	November 22, 2022
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 22, 2022
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 22, 2022
Kirsten M. Volpi