Form 10-Q
period 2023-01-01
TETRA TECH INC
filed 2023-02-03
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended January 1, 2023

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
Yes ☐   No  ☒

At January 23, 2023, 53,226,139 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	January 1, 2023	October 2, 2022
Current assets:
Cash and cash equivalents	$164,397	$185,094
Accounts receivable, net	795,872	755,112
Contract assets	80,903	92,405
Prepaid expenses and other current assets	193,635	125,605
Total current assets	1,234,807	1,158,216

Property and equipment, net	34,890	32,316
Right-of-use assets, operating leases	182,500	182,319
Goodwill	1,133,303	1,110,412
Intangible assets, net	27,536	29,163
Deferred tax assets	52,009	47,804
Other non-current assets	66,435	62,546
Total assets	$2,731,480	$2,622,776

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,256	$147,436
Accrued compensation	184,468	237,669
Contract liabilities	274,118	241,340
Short-term lease liabilities, operating leases	55,809	57,865
Current portion of long-term debt	12,505	12,504
Current contingent earn-out liabilities	33,701	28,797
Other current liabilities	158,758	190,406
Total current liabilities	870,615	916,017

Deferred tax liabilities	32,779	15,161
Long-term debt	234,120	246,250
Long-term lease liabilities, operating leases	148,034	146,285
Non-current contingent earn-out liabilities	35,328	36,769
Other non-current liabilities	86,637	79,157

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at January 1, 2023 and October 2, 2022	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,226 and 52,981 shares at January 1, 2023 and October 2, 2022, respectively	532	530
Additional paid-in capital	3,281	—
Accumulated other comprehensive loss	(175,126)	(208,144)
Retained earnings	1,495,221	1,390,701
Tetra Tech stockholders’ equity	1,323,908	1,183,087
Noncontrolling interests	59	50
Total stockholders' equity	1,323,967	1,183,137
Total liabilities and stockholders' equity	$2,731,480	$2,622,776
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	January 1, 2023	January 2, 2022
Revenue	$894,766	$858,510
Subcontractor costs	(158,204)	(179,177)
Other costs of revenue	(583,316)	(539,567)
Gross profit	153,246	139,766
Selling, general and administrative expenses	(56,502)	(52,546)
Acquisition and integration expenses	(3,761)	—
Contingent consideration – fair value adjustments	(933)	—
Income from operations	92,050	87,220
Interest expense, net	(5,372)	(2,904)
Other non-operating income	67,995	—
Income before income tax expense	154,673	84,316
Income tax expense	(37,958)	(15,817)
Net income	116,715	68,499
Net income attributable to noncontrolling interests	(9)	(10)
Net income attributable to Tetra Tech	$116,706	$68,489
Earnings per share attributable to Tetra Tech:
Basic	$2.20	$1.27
Diluted	$2.18	$1.25
Weighted-average common shares outstanding:
Basic	53,069	53,937
Diluted	53,529	54,577

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	January 1, 2023	January 2, 2022
Net income	$116,715	$68,499

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	33,107	(686)
Gain (loss) on cash flow hedge valuations, net of tax	(89)	2,666
Other comprehensive income, net of tax	33,018	1,980

Comprehensive income, net of tax	$149,733	$70,479
Comprehensive income attributable to noncontrolling interests, net of tax	9	10
Comprehensive income attributable to Tetra Tech, net of tax	$149,724	$70,469

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Net income	$116,715	$68,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,616	6,111
Equity in income of unconsolidated joint ventures	(1,447)	(1,440)
Distributions of earnings from unconsolidated joint ventures	1,115	842
Amortization of stock-based awards	7,184	5,828
Deferred income taxes	15,935	(878)
Fair value adjustments to contingent consideration	933	—
Fair value adjustments to foreign currency forward contract	(67,995)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(16,175)	(21,560)
Prepaid expenses and other assets	5,967	5,364
Accounts payable	3,820	14,056
Accrued compensation	(53,201)	(40,321)
Contract liabilities	27,769	29,227
Other liabilities	(26,432)	11,854
Income taxes receivable/payable	4,387	4,837
Net cash provided by operating activities	25,191	82,419
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	—	(8,858)
Capital expenditures	(4,996)	(1,518)
Proceeds from sale of assets	51	3,514
Net cash used in investing activities	(4,945)	(6,862)
Cash flows from financing activities:
Proceeds from borrowings	60,889	54,989
Repayments on long-term debt	(73,125)	(3,956)
Repurchases of common stock	—	(50,000)
Taxes paid on vested restricted stock	(16,586)	(24,949)
Stock options exercised	57	960
Dividends paid	(12,186)	(10,793)
Payments of contingent earn-out liabilities	—	(1,720)
Principal payments on finance leases	(1,316)	(945)
Net cash used in financing activities	(42,267)	(36,414)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,695	(169)

Net increase (decrease) in cash, cash equivalents and restricted cash	(13,326)	38,974
Cash, cash equivalents and restricted cash at beginning of period	185,491	166,568
Cash, cash equivalents and restricted cash at end of period	$172,165	$205,542
Supplemental information:
Cash paid during the period for:
Interest	$3,433	$2,456
Income taxes, net of refunds received of $0.1 million and $2.3 million	$14,540	$11,535
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$164,397	$205,542
Restricted cash	7,768	—
Total cash, cash equivalents and restricted cash	$172,165	$205,542
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended January 2, 2022 and January 01, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Net income					68,489	68,489	10	68,499
Other comprehensive income				1,980		1,980		1,980
Cash dividends of $0.20 per common share					(10,793)	(10,793)		(10,793)
Stock-based compensation			5,828			5,828		5,828
Restricted & performance shares released	182	2	(18,916)		(6,035)	(24,949)		(24,949)
Stock options exercised	20	—	960			960		960
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(290)	(3)	—		(49,997)	(50,000)		(50,000)
BALANCE AT JANUARY 2, 2022	53,999	$540	$—	$(123,048)	$1,360,390	$1,237,882	$63	$1,237,945

BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income					116,706	116,706	9	116,715
Other comprehensive income				33,018		33,018		33,018
Cash dividends of $0.23 per common share					(12,186)	(12,186)		(12,186)
Stock-based compensation			7,184			7,184		7,184
Restricted & performance shares released	145	1	(16,587)			(16,586)		(16,586)
Stock options exercised	2	—	57			57		57
Shares issued for Employee Stock Purchase Plan	98	1	12,627			12,628		12,628
BALANCE AT JANUARY 1, 2023	53,226	$532	$3,281	$(175,126)	$1,495,221	$1,323,908	$59	$1,323,967

See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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

2.                                   Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. ASU 2021-10 was effective for us beginning in the first quarter of fiscal 2023.

In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 ("COVID-19") pandemic on businesses operating in Canada. Our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $26.0 million total received was initially recorded in "Other current liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. As there are no further contingencies, beginning in fiscal 2023, the amounts received will be distributed to all Canadian employees. We expect to distribute approximately $9 million in the next twelve months. Accordingly, this amount was reclassified from "Other current liabilities" to "Accrued compensation" on our consolidated balance sheet at October 2, 2022. The remaining $17.0 million, which we expect to distribute beyond one year, was reclassified to "Other non-current liabilities". We do not expect there will be any related impact to our operating income, and we have no outstanding applications for further government assistance.

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended
	January 1, 2023	January 2, 2022

Client Sector:
U.S. federal government (1)	$276,075	$266,797
U.S. state and local government	153,195	159,008
U.S. commercial	198,956	176,904
International (2)	266,540	255,801
Total	$894,766	$858,510

Contract Type:
Fixed-price	$327,737	$331,248
Time-and-materials	420,570	395,648
Cost-plus	146,459	131,614
Total	$894,766	$858,510

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from foreign operations, primarily in Canada, Australia, the United Kingdom, and revenue generated from non-U.S. clients.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three months ended January 1, 2023 and January 2, 2022.

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

Contract liabilities consist of billings in excess of revenue recognized. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and increase as billings in advance of revenue recognition occur. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. There were no substantial non-current contract assets or liabilities for the periods presented. Net contract assets/liabilities consisted of the following (in thousands):

	Balance at
	January 1, 2023	October 2, 2022

Contract assets (1)	$80,903	$92,405
Contract liabilities	274,118	241,340
Net contract liabilities	$(193,215)	$(148,935)

(1)    Includes $17.2 million and $23.3 million of contract retentions at January 1, 2023 and October 2, 2022, respectively.

In the first quarters of fiscal 2023 and 2022, we recognized revenue of approximately $81 million and $63 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2022 and 2021, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable revenue and operating income adjustments of $3.5 million and $2.8 million in the first quarters of fiscal 2023 and 2022, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At January 1, 2023 and October 2, 2022, our consolidated balance sheets included liabilities for anticipated losses of $7.6 million and $10.0 million, respectively. The estimated cost to complete these related contracts at January 1, 2023 and October 2, 2022 was approximately $55 million and $80 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	January 1, 2023	October 2, 2022

Billed	$486,027	$491,700
Unbilled	313,782	267,161
Total accounts receivable	799,809	758,861
Allowance for doubtful accounts	(3,937)	(3,749)
Total accounts receivable, net	$795,872	$755,112

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at January 1, 2023 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions.

Claims are amounts in excess of agreed contract prices that we seek to collect from our clients or other third parties for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. There were no claims included in our total accounts receivable at January 1, 2023 and October 2, 2022. We regularly evaluate all unsettled claim amounts and record appropriate adjustments to revenue when it is probable that the claim will result in a different contract value than the amount previously estimated. In the first quarters of fiscal 2023 and 2022, we recorded no gains or losses related to claims.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at January 1, 2023 and October 2, 2022.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.8 billion of RUPO at January 1, 2023. RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at January 1, 2023 over the following periods (in thousands):

Amount

Within 12 months	$2,460,171
Beyond	1,329,949
Total	$3,790,120

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

4.            Acquisitions

Subsequent Event. On January 3, 2023, we acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm. Based in Reston, Virginia, Amyx, with over 500 employees, provides application modernization, cybersecurity, systems engineering, financial management, and program management support on over 30 Federal Government programs. Amyx will be included in our GSG segment.

Subsequent Event. On September 23, 2022, we made an all cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS's Board of Directors. On November 3, 2022, RPS's shareholders approved the scheme of arrangement. On January 19, 2023, the court sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. The total purchase price including assumed debt and transactions costs was approximately GBP 714 million. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS will be included in our CIG segment.

The results of these acquisitions will be included in our consolidated financial statements beginning on the respective closing dates. We are in the process of performing procedures to determine the fair value of assets acquired and liabilities assumed related to the acquisitions, and will include the preliminary purchase price allocation in our Quarterly Report on Form 10-Q for the period ending April 2, 2023. See Note 14, "Credit Facility" for additional information regarding the financing of these acquisitions.

In fiscal 2022, we acquired The Integration Group of America ("TIGA"), Piteau Associates (“PAE”) and other financially immaterial acquisitions. TIGA is based in Spring, Texas and is an industry leader in process automation and system integration solutions, including customized software and platform (SaaS/PaaS) applications, advanced data analytics, cloud data integration and platform virtualization. PAE is based in Vancouver, British Columbia and is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our CIG segment, and TIGA and other immaterial acquisitions are part of our GSG segment. The total fair value of the purchase price for all four acquisitions was $88.3 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $2.5 million of receivables (net) related to estimated post-closing adjustments for the net assets acquired, $15.5 million payable in a promissory note issued to the sellers along with related transaction expenses of the sellers (which were subsequently paid in July 2022), and $31.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $47.0 million, based upon the achievement of specified operating income targets in each of the three to five years following the acquisitions.

Goodwill additions resulting from fiscal 2022 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations, and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water, and natural resources. These acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates. These acquisitions were not considered material to our financial statements, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

Backlog and client relations intangible assets include the fair value of existing contracts and the underlying customer relationships with lives ranging from one to ten years, and trade names intangible assets have lives ranging from three to five years. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities”

and “Non-current contingent earn-out liabilities” on the consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the first quarter of fiscal 2023, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards. In addition, we considered the potential impact of the global economic disruption due to the COVID-19 pandemic on our operating income projections over the various earn-out periods. For the first quarters of fiscal 2023 and 2022, we had no material adjustments to our contingent earn-out liabilities in operating income.

At January 1, 2023, there was a total potential maximum of $120.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $69.0 million was estimated as the fair value and accrued on our consolidated balance sheet.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 2, 2022	$519,102	$591,310	$1,110,412
Translation adjustments	2,792	20,099	22,891
Balance at January 1, 2023	$521,894	$611,409	$1,133,303

The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $539.6 million and $536.8 million at January 1, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $732.9 million and $712.8 million at January 1, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $121.5 million at each date.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 4, 2022 (i.e. the first day of our fourth quarter in fiscal 2022) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At July 4, 2022, and after the reallocation of goodwill on the first day of fiscal 2022, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 165%.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	January 1, 2023				October 2, 2022
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	5.4	$43,601	$(23,081)	$20,520	$41,676	$(21,092)	$20,584
Backlog	0.4	34,837	(33,033)	1,804	33,286	(29,990)	3,296
Trade names	3.5	13,656	(8,444)	5,212	12,711	(7,428)	5,283
Total		$92,094	$(64,558)	$27,536	$87,673	$(58,510)	$29,163

Amortization expense for the three months ended January 1, 2023 was $3.4 million, compared to $2.7 million for the prior-year period. Estimated amortization expense for the remainder of fiscal 2023 and succeeding years is as follows (in thousands):

Amount

2023 (remaining)	$6,755
2024	5,552
2025	4,719
2026	3,869
2027	2,349
Beyond	4,292
Total	$27,536

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	January 1, 2023	October 2, 2022

Equipment, furniture and fixtures	$101,002	$96,710
Leasehold improvements	32,985	32,428
Total property and equipment	133,987	129,138
Accumulated depreciation	(99,097)	(96,822)
Property and equipment, net	$34,890	$32,316

The depreciation expense related to property and equipment was $3.2 million for the three months ended January 1, 2023, compared to $3.4 million for the prior-year period.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first quarter of fiscal 2023. At January 1, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.
The following table presents dividends declared and paid in the first three months of fiscal 2023 and 2022:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186

November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793

Subsequent Event.  On January 30, 2023, our Board of Directors declared a quarterly cash dividend of $0.23 per share payable on February 24, 2023 to stockholders of record as of the close of business on February 13, 2023.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in "Right-of-use assets, operating leases", "Short-term lease liabilities, operating leases" and "Long-term lease liabilities, operating leases" in the consolidated balance sheets. Our finance leases are primarily for certain information technology equipment, and are included in "Other non-current assets", "Other current liabilities" and "Other non-current liabilities" in the consolidated balance sheets at January 1, 2023 and October 2, 2022.

Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset at the commencement date also includes any lease payments made to the lessor at or before the commencement date and initial direct costs less lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

	Three Months Ended
	January 1, 2023	January 2, 2022

Operating lease cost	$20,961	$21,751
Sublease income	(32)	(125)
Total lease cost	$20,929	$21,626

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	January 1, 2023	January 2, 2022

Operating cash flows for operating leases	$16,493	$17,519
Financing cash flows for finance leases	1,316	945
Right-of-use assets obtained in exchange for new operating lease liabilities	11,117	12,347
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,431	$1,349

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	January 1, 2023	October 2, 2022

Operating leases:
Right-of-use assets	$182,500	$182,319

Lease liabilities:
Current	55,809	57,865
Non-current	148,034	146,285
Total operating lease liabilities	$203,843	$204,150

Finance leases:
Other non-current assets	$9,932	$9,564
Other current liabilities	$4,582	$4,481
Other non-current liabilities	$5,343	$4,745

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Finance leases	2 years	2 years
Weighted-average discount rate:
Operating leases	2.2%	2.2%
Finance leases	3%	3%

At January 1, 2023, we have approximately $8 million of operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at January 1, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases

2023 (remaining)	$49,216	$3,787
2024	51,833	3,699
2025	39,744	2,182
2026	25,234	574
2027	17,870	211
Beyond	32,484	—
Total lease payments	216,381	10,453
Less: imputed interest	(12,538)	(521)
Total present value of lease liabilities	$203,843	$9,932

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three months ended January 1, 2023 was $7.2 million, compared to $5.8 million for the same period last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2023, we awarded 55,708 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $204.00 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 98,305 restricted stock units

(“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $156.52 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	January 1, 2023	January 2, 2022

Net income attributable to Tetra Tech	$116,706	$68,489

Weighted-average common shares outstanding – basic	53,069	53,937
Effect of dilutive stock options and unvested restricted stock	460	640
Weighted-average common shares outstanding – diluted	53,529	54,577

Earnings per share attributable to Tetra Tech:
Basic	$2.20	$1.27
Diluted	$2.18	$1.25

11.                                  Income Taxes

The effective tax rates for the first three months of fiscal 2023 and 2022 were 24.5% and 18.8%, respectively. Income tax expense was reduced by $1.7 million and $4.5 million of excess tax benefits on share-based payments in the first quarters of fiscal 2023 and 2022, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first quarters of fiscal 2023 and 2022 were 25.7% and 24.1%, respectively.

At January 1, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $10.8 million and $10.6 million, respectively. These uncertain tax positions substantially relate to ongoing examinations. It is reasonably possible that these liabilities may decrease within the next 12 months as certain examinations are resolved. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended
	January 1, 2023	January 2, 2022

Revenue
GSG	$471,067	$456,099
CIG	439,556	416,286
Elimination of inter-segment revenue	(15,857)	(13,875)
Total revenue	$894,766	$858,510

Income from operations
GSG	$60,347	$51,179
CIG	50,108	45,308
Corporate (1)	(18,405)	(9,267)
Total income from operations	$92,050	$87,220

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	January 1, 2023	October 2, 2022

Total Assets
GSG	$586,128	$558,764
CIG	742,288	688,640
Corporate (1)	1,403,064	1,375,372
Total assets	$2,731,480	$2,622,776

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022). The carrying value of our long-term debt approximated fair value at January 1, 2023 and October 2, 2022. At January 1, 2023, we had borrowings of $240.6 million outstanding under our Amended Credit Agreement, which were used to fund business acquisitions, working capital needs, stock repurchases, dividends, capital expenditures and contingent earn-outs.

14.    Credit Facility

On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion.

Subsequent Event. On January 23, 2023, we acquired RPS and drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The remaining purchase price was financed with existing cash on hand and borrowings under the existing Amended Revolving Credit Facility. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.

On February 18, 2022, we entered into Amendment No. 2 to Second Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Amended Credit Agreement to $1.05 billion subject to lender approval. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated at July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $300 million sublimit for multicurrency borrowings and letters of credit.

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

We entered into a forward contract in the fourth quarter of fiscal 2022 to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD 774.8 million that was integrated with our planned acquisition of RPS. This contract matured on December 30, 2022. On December 28, 2022, we entered into an extension of the integrated forward contract to acquire GBP 714.0 million at a rate of 1.086 for a total of USD 775.4 million, extending the maturity date to January 23, 2023, the closing date of the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract does not qualify for hedge accounting. As a result, the forward contract is marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was $19.9 million, and an unrealized gain of the same amount was recognized in the fourth quarter of fiscal 2022 results. The fair value of the forward contract at January 1, 2023 was $87.9 million, which is reported in the "Prepaid expenses and other current assets" on our consolidated balance sheet at January 1, 2023. This resulted in an unrealized gain of $68.0 million in the first quarter of fiscal 2023, which was recognized in earnings and reported in the “Other non-operating income" on our consolidated income statement. The forward contract was settled on January 23, 2023, with a cumulative gain of approximately $109 million.

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. At January 1, 2023, the notional principal of our outstanding interest swap agreements was $196.9 million ($39.4 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At January 1, 2023 and October 2, 2022, the fair values of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect were unrealized gains of $2.3 million and $2.4 million, respectively, which were reported in "Other non-current assets" on our consolidated balance sheets. Additionally, the related loss of $0.1 million for the three months ended January 1, 2023, compared to the related gain of $2.7 million for the prior-year period, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify a credit of $2.2 million from accumulated other comprehensive loss to interest expense within the next twelve months. There were no other derivative instruments designated as hedging instruments for the first quarter of fiscal 2023.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three months ended January 1, 2023 and January 2, 2022 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at October 3, 2021	$(115,634)	$(9,394)	$(125,028)
Other comprehensive income (loss) before reclassifications	(686)	4,032	3,346
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,366)	(1,366)
Net current-period other comprehensive income (loss)	(686)	2,666	1,980

Balance at January 2, 2022	$(116,320)	$(6,728)	$(123,048)

Balance at October 2, 2022	$(210,556)	$2,412	$(208,144)
Other comprehensive income (loss) before reclassifications	33,107	(535)	32,572
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	446	446
Net current-period other comprehensive income (loss)	33,107	(89)	33,018

Balance at January 1, 2023	$(177,449)	$2,323	$(175,126)

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

18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the first quarters of fiscal 2023 and 2022 was approximately $23 million and $26 million, respectively. Our related reimbursable costs for the first quarters of fiscal 2023 and 2022 were approximately $22 million and $25 million, respectively. Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	January 1, 2023	October 2, 2022

Accounts receivable, net	$18,376	$16,818
Contract assets	2,140	2,935
Contract liabilities	3,514	3,464

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

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering, and technology service offerings. In fiscal 2022, we worked on over 80,000 projects in more than 100 countries on all seven continents. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable, and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.

By combining ingenuity and practical experience, we have helped to advance sustainability by managing water, protecting the environment, providing clean energy, restoring ecosystems and engineering green solutions for our cities and communities.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	January 1, 2023	January 2, 2022
Client Sector
U.S. state and local government	17.1%	18.5%
U.S. federal government (1)	30.9	31.1
U.S. commercial	22.2	20.6
International (2)	29.8	29.8
Total	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	January 1, 2023	January 2, 2022
Reportable Segment
GSG	52.7%	53.1%
CIG	49.1	48.5
Inter-segment elimination	(1.8)	(1.6)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	January 1, 2023	January 2, 2022
Contract Type
Fixed-price	36.6%	38.6%
Time-and-materials	47.0	46.1
Cost-plus	16.4	15.3
Total	100.0%	100.0%

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving (in the U.S. and Canada), Christmas, and New Year’s holidays. Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first quarter of fiscal 2023, revenue increased 4.2% compared to the prior-year quarter. This year-over-year growth reflects increased activity in all of our client sectors.

U.S. Federal Government.  Our U.S. federal government revenue increased 3.5% in the first quarter of fiscal 2023 compared to the same quarter last year. This increase was primarily due to more international development and environmental activities. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to continue to grow in the remainder of fiscal 2023. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs include substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 3.7% in the first quarter of fiscal 2023 compared to the same quarter last year due to lower disaster response activity. Excluding disaster response, our state and local government revenue increased approximately 10% in the first quarter of fiscal 2023 compared to last year's first quarter. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the remainder of fiscal 2023.

U.S. Commercial.  Our U.S. commercial revenue increased 12.5% in the first quarter of fiscal 2023 compared to the same quarter last year. This increase was primarily due to more activity on environmental and renewable energy programs, including meeting net zero carbon goals and designing high performance buildings. We expect growth in our U.S. commercial work to continue in the remainder of fiscal 2023.

International.  Our international revenue increased 4.2% in the first quarter of fiscal 2023 compared to the same quarter last year despite the adverse impact of a stronger U.S. dollar and the adverse impact on our foreign currency translation year-over-year. On a constant currency basis, our international revenue increased approximately 14% in the first quarter of fiscal 2023 compared to the first quarter of 2022. This revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in the remainder of fiscal 2023.

Subsequent Events. On January 3, 2023, we acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm. Based in Reston, Virginia, Amyx, with over 500 employees, provides application modernization, cybersecurity, systems engineering, financial management, and program management support on over 30 Federal Government programs. Amyx will be included in our GSG segment.

On September 23, 2022, we made an all cash offer to acquire all the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS's Board of Directors. On November 3, 2022, RPS's shareholders approved the scheme of arrangement. On January 19, 2023, the court sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. The total purchase price including assumed debt and transactions costs was approximately GBP 714 million. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS will be included in our CIG segment.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	January 1, 2023	January 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Revenue	$894,766	$858,510	$36,256	4.2%
Subcontractor costs	(158,204)	(179,177)	20,973	11.7
Revenue, net of subcontractor costs (1)	736,562	679,333	57,229	8.4
Other costs of revenue	(583,316)	(539,567)	(43,749)	(8.1)
Gross profit	153,246	139,766	13,480	9.6
Selling, general and administrative expenses	(56,502)	(52,546)	(3,956)	(7.5)
Acquisition and integration expenses	(3,761)	—	(3,761)	NM
Contingent consideration - fair value adjustments	(933)	—	(933)	NM
Income from operations	92,050	87,220	4,830	5.5
Interest expense	(5,372)	(2,904)	(2,468)	(85.0)
Other non-operating income	67,995	—	67,995	NM
Income before income tax expense	154,673	84,316	70,357	83.4
Income tax expense	(37,958)	(15,817)	(22,141)	(140.0)
Net income	116,715	68,499	48,216	70.4
Net income attributable to noncontrolling interests	(9)	(10)	1	10.0
Net income attributable to Tetra Tech	$116,706	$68,489	$48,217	70.4
Diluted earnings per share	$2.18	$1.25	$0.93	74.4%

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

In the first quarter of fiscal 2023, revenue and revenue, net of subcontractor costs, increased $36.3 million, or 4.2%, and $57.2 million, or 8.4%, respectively, compared to the same period in fiscal 2022. On a constant currency basis, our revenue, and revenue, net of subcontractor costs, increased approximately 7% and 12%, respectively, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The aforementioned adverse year-over-year foreign exchange rates primarily impacted our CIG segment. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $15.0 million, or 3.3%, and $26.0 million, or 7.9%, respectively, in the first quarter of fiscal 2023 compared to last year's first quarter. Our CIG segment's revenue increased $23.3 million, or 5.6%, and revenue, net of subcontractor costs, increased $31.3 million, or 8.9% in the first quarter of fiscal 2023 compared to the year-ago quarter. The first quarter fiscal 2023 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition expenses related to the RPS acquisition and losses from adjustments to contingent consideration liabilities in the first quarter of fiscal 2023 and a non-operating benefit from Employee Retention Credits ("ERC's") received in the first quarter of fiscal 2022. Our adjusted earnings per share ("EPS") for the first quarter fiscal 2023 also excludes a non-operating $68.0 million unrealized gain on a foreign exchange contract and the write-off of previously deferred debt origination fees both related to our planned acquisition of RPS. This gain is reported as "Other non-operating income" in our Consolidated Statement of Income for the first quarter of fiscal 2023. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% for both fiscal 2023 and 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	January 1, 2023	January 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$92,050	$87,220	$4,830	5.5%
COVID-19 Credits	—	(4,451)	4,451	NM
Acquisition & integration expenses	3,761	—	3,761	NM
Earn-Out adjustments	933	—	933	NM
Adjusted income from operations (1)	$96,744	$82,769	$13,975	16.9%

EPS	$2.18	$1.25	$0.93	74.4%
COVID-19 Credits	—	(0.06)	0.06	NM
Acquisition & integration expenses	0.05	—	0.05	NM
Earn-out adjustments	0.01	—	0.01	NM
Debt origination cost	0.04	—	0.04	NM
Foreign exchange forward contract gain	(0.94)	—	(0.94)	NM
Adjusted EPS (1)	$1.34	$1.19	$0.15	12.6%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income increased $4.8 million, or 5.5%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The first quarter fiscal 2023 results include $3.8 million of acquisition expenses (primarily legal-related) for the RPS acquisition and losses of $0.9 million related to changes in the estimated fair value of contingent earn-out liabilities. The first quarter fiscal 2022 results included the benefit of ERC's totaling $4.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs that we incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. These amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our Consolidated Statement of Income and an increase to "Net cash provided by operating activities" in our Consolidated Statement of Cash Flows for fiscal 2022, consistent with the presentation of the related costs recognized in the second quarter of fiscal 2020.

Excluding the acquisition expenses, earn-out losses and the ERC's our adjusted operating income increased $14.0 million, or 16.9% in the first quarter of fiscal 2023 compared to the same quarter last year. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

Our net interest expense was $5.4 million in the first quarter of fiscal 2023 compared to $2.9 million in the prior-year quarter. Net interest expense in the first quarter of fiscal 2023 includes $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility we entered into to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility.

Other non-operating income of $68.0 million in the first quarter of fiscal 2023 reflects an unrealized gain on a foreign exchange forward contract integrated with the acquisition of RPS. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract does not qualify for hedge accounting. As a result, the forward contract is marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative gain of approximately $109 million.

The effective tax rates for the first quarters of fiscal 2023 and 2022 were 24.5% and 18.8%, respectively. Income tax expense was reduced by $1.7 million and $4.5 million of excess tax benefits on share-based payments in the first quarters of fiscal 2023 and 2022, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first quarters of fiscal 2023 and 2022 were 25.7% and 24.1%, respectively.

Our EPS was $2.18 in the first quarter of fiscal 2023 compared to $1.25 in the first quarter of fiscal 2022. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $1.34 in the first quarter of fiscal 2023 compared to $1.19 in the year-ago quarter, an increase of 12.6%.

Segment Results of Operations

Government Services Group

	Three Months Ended
	January 1, 2023	January 2, 2022	Change
			$	%
	($ in thousands)
Revenue	$471,067	$456,099	$14,968	3.3%
Subcontractor costs	(118,020)	(129,004)	10,984	8.5
Revenue, net of subcontractor costs	$353,047	$327,095	$25,952	7.9

Income from operations	$60,347	$51,179	$9,168	17.9%

Revenue and revenue, net of subcontractor costs, increased $15.0 million, or 3.3%, and increased $26.0 million, or 7.9%, respectively, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increases primarily reflect higher U.S. state and local government activities related to digital water and federal programs for civilian agencies, partially offset by lower disaster response revenue.

Operating income increased $9.2 million, or 17.9%, in the first quarter of fiscal 2023 compared to last year's first quarter. The fiscal 2023 results included favorable operating income adjustments for several projects upon their completion. Last year's first quarter results included $3.1 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, improved to 17.1% in the first quarter of fiscal 2023 compared to 15.6% in the first quarter of fiscal 2022. Excluding the favorable project adjustments in the first quarter of this year and last year's ERC's, our operating margin was 15.0% in the first quarter of fiscal 2023 compared to 14.7% in the same period last year. The improved operating margin in fiscal 2023 was primarily due to our increased focus on high-end consulting services, including digital water.

Commercial/International Services Group

	Three Months Ended
	January 1, 2023	January 2, 2022	Change
			$	%
	($ in thousands)
Revenue	$439,556	$416,286	$23,270	5.6%
Subcontractor costs	(56,041)	(64,048)	8,007	12.5
Revenue, net of subcontractor costs	$383,515	$352,238	$31,277	8.9

Income from operations	$50,108	$45,308	$4,800	10.6%

Revenue and revenue, net of subcontractor costs, increased $23.3 million, or 5.6%, and increased $31.3 million, or 8.9%, respectively, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. On a constant currency basis, revenue and revenue, net of subcontractor costs, increased 10.9% and 14.8%, respectively, in the first quarter of fiscal 2023 compared to the same period last year. The revenue growth primarily reflects increased activity on high performance buildings and renewable energy.

Operating income increased $4.8 million, or 10.6%, in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The fiscal 2022 operating income included $1.4 million of the aforementioned ERC's. Excluding this benefit, operating income increased 14.0% in the first quarter of fiscal 2023 compared to last year's first quarter. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.1% in the first quarter of fiscal 2023 compared to 12.9% in the first quarter of fiscal 2022. Excluding the ERC's, our operating margin was 12.5% in the first quarter of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At January 1, 2023 and October 2, 2022, the differences between our backlog and RUPO of $3.8 billion for each period were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At January 1, 2023, we had $164.4 million of cash and cash equivalents and access to an additional $1.30 billion of borrowings available under our amended credit facility described below. During the first three months of fiscal 2023, we generated $25.2 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, stock repurchases, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended in the anticipation of our planned acquisition of RPS in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We currently have no need or plans to repatriate undistributed foreign earnings, other than from Canada, in the foreseeable future; however, this could change due to varied economic circumstances.

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarter of fiscal 2023, we did not repurchase any shares of our common stock. At January 1, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

On November 7, 2022, our Board of Directors declared a quarterly cash dividend of $0.23 per share payable on December 9, 2022 to stockholders of record as of the close of business on November 21, 2022.

Subsequent Event.  On January 30, 2023, our Board of Directors declared a quarterly cash dividend of $0.23 per share payable on February 24, 2023 to stockholders of record as of the close of business on February 13, 2023.

Cash Equivalents and Restricted Cash.  At January 1, 2023, our cash equivalents and restricted cash were $172.2 million, a decrease of $13.3 million compared to the fiscal 2022 year-end. The decrease was primarily due to payments on dividends and taxes on vested restricted stock, partially offset by cash provided by operating activities.

Operating Activities.  For the first quarter of fiscal 2023, net cash provided by operating activities was $25.2 million, a decrease of $57.2 million compared to the prior-year period. The decrease was primarily due to the timing of payments to our vendors and employees.

Investing Activities.  For the first quarter of fiscal 2023, net cash used in investing activities was $4.9 million, a decrease of $1.9 million compared to the prior-year period. The decrease was due to a payment related to an acquisition in the first quarter of fiscal 2022.

Financing Activities.  For the first quarter of fiscal 2023, net cash used in financing activities was $42.3 million, an increase of $5.9 million compared to fiscal 2022 quarter. The financing activities in the first quarter of fiscal 2023 primarily consisted of payments on dividends and taxes on vested restricted stock, and a net repayment of debt.

Debt Financing. On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion.

Subsequent Event. We drew the entire amount of the New Term Loan Facility to partially finance the acquisition of RPS in January 2023. The remaining cash payments for the initial purchase price for RPS, including transaction fees and the retirement of RPS's existing debt, and Amyx, which totaled approximately $380 million, was financed with borrowings under the existing Amended Revolving Credit Facility. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.

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

At January 1, 2023, we had $240.6 million. in outstanding borrowings under the Amended Credit Agreement, which was comprised of $240.6 million under the Amended Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during January 1, 2023 is 4.87%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 4.19%. At January 1, 2023, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At January 1, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 0.71x and a consolidated interest coverage ratio of 24.57x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At January 1, 2023, there were $5.9 million under these facilities, and the aggregate amount of standby letters of credit outstanding was $45.8 million. At January 1, 2023, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2023:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 7, 2022	$0.23	November 21, 2022	$12,186	December 9, 2022
January 30, 2023	$0.23	February 13, 2023	N/A	February 24, 2023

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

At January 1, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $10.8 million and $10.6 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At January 1, 2023, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $45.8 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022. To date, there have been no material changes in our critical accounting policies as reported in our 2022 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At January 1, 2023, we had $240.6 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $240.6 million under the Amended Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 4.87%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. At January 1, 2023, the notional principal of our outstanding interest swap agreements was $196.9 million ($39.4 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at January 1, 2023, was 4.19%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

Most of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency was immaterial for the first quarters of fiscal 2023 and 2022.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2023 and 2022, 29.8% and

29.8% of our consolidated revenue, respectively, was generated by our international business. For the first quarter of fiscal 2023, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $33.1 million compared to a decrease in equity of $0.7 million in the first quarter of fiscal 2022. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At January 1, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 17, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2022 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarter of fiscal 2023, we did not repurchase any shares of our common stock. At January 1, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended January 1, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 3, 2023	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)