Form 10-Q
period 2023-04-02
TETRA TECH INC
filed 2023-05-11
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2023

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
Yes ☐   No  ☒

At May 1, 2023, 53,229,493 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	April 2, 2023	October 2, 2022
Current assets:
Cash and cash equivalents	$231,388	$185,094
Accounts receivable, net	989,966	755,112
Contract assets	121,115	92,405
Prepaid expenses and other current assets	126,299	125,605
Total current assets	1,468,768	1,158,216

Property and equipment, net	76,586	32,316
Right-of-use assets, operating leases	201,845	182,319
Goodwill	1,856,421	1,110,412
Intangible assets, net	232,554	29,163
Deferred tax assets	74,338	47,804
Other non-current assets	74,524	62,546
Total assets	$3,985,036	$2,622,776

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$235,655	$147,436
Accrued compensation	222,789	237,669
Contract liabilities	321,522	241,340
Short-term lease liabilities, operating leases	66,075	57,865
Current portion of long-term debt	12,505	12,504
Current contingent earn-out liabilities	46,295	28,797
Other current liabilities	268,135	190,406
Total current liabilities	1,172,976	916,017

Deferred tax liabilities	62,830	15,161
Long-term debt	1,065,000	246,250
Long-term lease liabilities, operating leases	161,001	146,285
Non-current contingent earn-out liabilities	41,787	36,769
Other non-current liabilities	125,774	79,157

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at April 2, 2023 and October 2, 2022	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,228 and 52,981 shares at April 2, 2023 and October 2, 2022, respectively	532	530
Additional paid-in capital	10,639	—
Accumulated other comprehensive loss	(181,381)	(208,144)
Retained earnings	1,525,809	1,390,701
Tetra Tech stockholders’ equity	1,355,599	1,183,087
Noncontrolling interests	69	50
Total stockholders' equity	1,355,668	1,183,137
Total liabilities and stockholders' equity	$3,985,036	$2,622,776
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Revenue	$1,158,226	$852,744	$2,052,991	$1,711,255
Subcontractor costs	(188,661)	(153,103)	(346,865)	(332,280)
Other costs of revenue	(798,719)	(564,468)	(1,382,035)	(1,104,035)
Gross profit	170,846	135,173	324,091	274,940
Selling, general and administrative expenses	(82,347)	(60,480)	(138,848)	(113,001)
Acquisition and integration expenses	(19,944)	—	(23,705)	—
Contingent consideration – fair value adjustments	(7,544)	(173)	(8,477)	(199)
Income from operations	61,011	74,520	153,061	161,740
Interest expense, net	(13,323)	(3,144)	(18,695)	(6,048)
Other non-operating income	21,407	—	89,402	—
Income before income tax expense	69,095	71,376	223,768	155,692
Income tax expense	(26,254)	(18,327)	(64,212)	(34,144)
Net income	42,841	53,049	159,556	121,548
Net income attributable to noncontrolling interests	(11)	(9)	(20)	(19)
Net income attributable to Tetra Tech	$42,830	$53,040	$159,536	$121,529
Earnings per share attributable to Tetra Tech:
Basic	$0.80	$0.99	$3.00	$2.25
Diluted	$0.80	$0.98	$2.98	$2.23
Weighted-average common shares outstanding:
Basic	53,227	53,834	53,165	53,916
Diluted	53,627	54,346	53,595	54,492

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Net income	$42,841	$53,049	$159,556	$121,548

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(8,154)	2,807	24,953	2,121
Gain (loss) on cash flow hedge valuations, net of tax	(896)	4,938	(985)	7,604
Net pension adjustments	2,794	—	2,794	—
Other comprehensive income (loss), net of tax	(6,256)	7,745	26,762	9,725

Comprehensive income, net of tax	$36,585	$60,794	$186,318	$131,273
Comprehensive income attributable to noncontrolling interests, net of tax	10	10	19	19
Comprehensive income attributable to Tetra Tech, net of tax	$36,575	$60,784	$186,299	$131,254

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net income	$159,556	$121,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,537	12,662
Equity in income of unconsolidated joint ventures	(3,073)	(3,760)
Distributions of earnings from unconsolidated joint ventures	2,157	2,506
Amortization of stock-based awards	14,602	12,392
Deferred income taxes	20,978	494
Fair value adjustments to contingent consideration	8,477	199
Loss on sale of property and equipment	32	178
Fair value adjustments to foreign currency forward contract	(89,402)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(36,545)	(862)
Prepaid expenses and other assets	(20,461)	12,977
Accounts payable	43,169	(632)
Accrued compensation	(42,872)	(25,725)
Contract liabilities	29,037	34,529
Other liabilities	741	4,426
Income taxes receivable/payable	3,190	6,617
Net cash provided by operating activities	113,123	177,549
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(854,319)	(33,611)
Capital expenditures	(10,294)	(5,620)
Proceeds from sale of assets	88	3,665
Settlement of foreign currency forward contract	109,306	—
Net cash used in investing activities	(755,219)	(35,566)
Cash flows from financing activities:
Proceeds from borrowings	975,889	141,456
Repayments on long-term debt	(249,667)	(105,824)
Repurchases of common stock	—	(100,000)
Taxes paid on vested restricted stock	(16,680)	(25,055)
Stock options exercised	91	1,205
Dividends paid	(24,428)	(21,562)
Payments of contingent earn-out liabilities	(2,000)	(4,035)
Principal payments on finance leases	(2,714)	(1,979)
Net cash provided by (used in) financing activities	680,491	(115,794)

Effect of exchange rate changes on cash and cash equivalents	7,899	1,621

Net increase in cash and cash equivalents	46,294	27,810
Cash and cash equivalents at beginning of period	185,094	166,568
Cash and cash equivalents at end of period	$231,388	$194,378
Supplemental information:
Cash paid during the period for:
Interest	$18,791	$5,141
Income taxes, net of refunds received of $1.2 million and $2.4 million	$40,107	$25,476
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended April 3, 2022 and April 02, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 2, 2022	53,999	$540	$—	$(123,048)	$1,360,390	$1,237,882	$63	$1,237,945
Net income					53,040	53,040	9	53,049
Other comprehensive income				7,745		7,745	—	7,745
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.20 per common share					(10,769)	(10,769)		(10,769)
Stock-based compensation			529		6,035	6,564		6,564
Restricted & performance shares released	3	—	(107)		1	(106)		(106)
Stock options exercised	9	—	244			244		244
Shares issued for Employee Stock Purchase Plan	—	—	1			1		1
Stock repurchases	(328)	(3)	(667)		(49,330)	(50,000)		(50,000)
BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642

BALANCE AT JANUARY 1, 2023	53,226	$532	$3,281	$(175,126)	$1,495,221	$1,323,908	$59	$1,323,967
Net income					42,830	42,830	11	42,841
Other comprehensive income				(6,255)		(6,255)	(1)	(6,256)
Cash dividends of $0.23 per common share					(12,242)	(12,242)		(12,242)
Stock-based compensation			7,418			7,418		7,418
Restricted & performance shares released	1	—	(94)			(94)		(94)
Stock options exercised	1	—	34			34		34
BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended April 3, 2022 and April 02, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Net income					121,529	121,529	19	121,548
Other comprehensive income				9,725		9,725		9,725
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.40 per common share					(21,562)	(21,562)		(21,562)
Stock-based compensation			6,357		6,035	12,392		12,392
Restricted & performance shares released	185	2	(19,023)		(6,034)	(25,055)		(25,055)
Stock options exercised	29	—	1,205			1,205		1,205
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(618)	(6)	(667)		(99,327)	(100,000)		(100,000)
BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642

BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income					159,536	159,536	20	159,556
Other comprehensive income				26,763		26,763	(1)	26,762
Cash dividends of $0.46 per common share					(24,428)	(24,428)		(24,428)
Stock-based compensation			14,602			14,602		14,602
Restricted & performance shares released	146	1	(16,681)			(16,680)		(16,680)
Stock options exercised	3	—	91			91		91
Shares issued for Employee Stock Purchase Plan	98	1	12,627			12,628		12,628
BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668

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

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Client Sector:
U.S. federal government (1)	$382,374	$253,272	$658,449	$520,069
U.S. state and local government	147,791	156,032	$300,985	$315,040
U.S. commercial	208,538	171,741	407,494	348,646
International (2)	419,523	271,699	686,063	527,500
Total	$1,158,226	$852,744	$2,052,991	$1,711,255

Contract Type:
Fixed-price	$413,924	$316,304	$741,661	$647,552
Time-and-materials	533,496	408,051	954,066	803,700
Cost-plus	210,806	128,389	357,264	260,003
Total	$1,158,226	$852,744	$2,052,991	$1,711,255

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended April 2, 2023 and April 3, 2022.

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

	Balance at
	April 2, 2023	October 2, 2022

Contract assets (1)	$121,115	$92,405
Contract liabilities	321,522	241,340
Net contract liabilities	$(200,407)	$(148,935)

(1)    Includes $13.0 million and $23.3 million of contract retentions at April 2, 2023 and October 2, 2022, respectively.

In the first half of fiscal 2023 and 2022, we recognized revenue of approximately $121 million and $93 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2022 and 2021, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, we recognized net favorable revenue and operating income adjustments of $4.0 million and $5.0 million in the first halves of fiscal 2023 and 2022, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At April 2, 2023 and October 2, 2022, our consolidated balance sheets included liabilities for anticipated losses of $7.8 million and $10.0 million, respectively. The estimated cost to complete these related contracts at April 2, 2023 and October 2, 2022 was approximately $67 million and $80 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	April 2, 2023	October 2, 2022

Billed	$656,922	$491,700
Unbilled	339,695	267,161
Total accounts receivable	996,617	758,861
Allowance for doubtful accounts	(6,651)	(3,749)
Total accounts receivable, net	$989,966	$755,112

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at April 2, 2023 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at April 2, 2023 and October 2, 2022.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.2 billion of RUPO at April 2, 2023. RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at April 2, 2023 over the following periods (in thousands):

Amount

Within 12 months	$2,879,867
Beyond	1,356,085
Total	$4,235,952

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

4.            Acquisitions

On September 23, 2022, we made an all cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS' Board of Directors. On November 3, 2022, RPS' shareholders approved the scheme of arrangement. On January 19, 2023, the court-sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our CIG segment.

The total purchase price of RPS was approximately £633 million ($784 million). In the second quarter and first half of fiscal 2023, we incurred $19.9 million and $23.7 million, respectively, related to acquisition and integration costs primarily for professional fees, substantially all of which were paid as of the end of the second quarter of fiscal 2023. On January 23, 2023, we also settled a foreign exchange forward contract that was integral to our plan to finance the RPS acquisition developed in the fourth quarter of fiscal 2022. The cash gain of $109.3 million did not qualify for hedge accounting. As a result, the gain was recognized as non-operating income over the life of the contract and not included in the purchase price allocation below. However, the cash proceeds of $109.3 million economically reduced the purchase price for the shares of RPS to approximately $675 million. This forward contract is explained further in Note 15, "Derivative Financial Instruments".

The table below represents the preliminary purchase price allocation for RPS based on estimates, assumptions, valuations and other analyses as of January 23, 2023, that has not been finalized in order to make a definitive allocation. The purchase consideration, excluding the aforementioned forward contract gain, is allocated to the tangible and intangible assets, and liabilities of RPS based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Amount

Cash and cash equivalents	$32,093
Accounts receivable and contract assets	202,634
Prepaid expenses and other current assets	49,216
Income taxes receivables	1,999
Property and equipment	43,276
Right-of-use assets, operating leases	40,179
Intangible assets	206,186
Deferred income taxes	28,995
Other long-term assets	1,061
Total assets acquired	605,639

Accounts payable	$(44,376)
Accrued compensation	(22,290)
Contract liabilities	(46,287)
Income tax payable	(7,083)
Short-term lease liabilities, operating leases	(13,477)
Other current liabilities	(124,851)
Long-term debt	(91,973)
Long-term lease liabilities, operating leases	(26,702)
Other long-term liabilities	(7,423)
Deferred tax liabilities	(55,965)
Total liabilities assumed	(440,427)

Fair value of net assets acquired	165,212

Goodwill	618,997
Total purchase consideration	$784,209

The following table summarizes the estimated fair values that were assigned to intangible assets at the acquisition date:

	Fair Value	Weighted-Average Estimated Useful Life
	(in thousands)	(in years)

Backlog	$19,702	1.5
Trade names	17,843	3.0
Client relations	168,641	8.0
Total intangible assets acquired	$206,186	6.9

Supplemental Pro Forma Information (Unaudited)

Following are the supplemental consolidated financial results of Tetra Tech and RPS on an unaudited pro forma basis, as if the RPS acquisition had been consummated as of the beginning of fiscal 2022 (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Revenue	$1,203,538	$1,040,645	$2,310,839	$2,074,544
Net Income including noncontrolling interests	$40,200	$36,104	$103,901	$59,043

For the period from January 23, 2023 through April 2, 2023, RPS had revenue of $169.5 million. RPS' net income, including interest expense, for this period was a loss of $2.0 million, or $0.03 per share, before intangible amortization. Intangible amortization for RPS was $7.7 million, or $0.11 per share.

In the second quarter of fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm. Based in Reston, Virginia, Amyx, with over 500 employees, provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our GSG segment. The total fair value of the purchase price of Amyx was $120.9 million, comprised of a $100.0 million payable in a promissory note issued to the sellers (paid subsequent to closing), $8.7 million of payables related to estimated post-closing adjustments, and $12.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition date. Amyx was not considered significant to our consolidated financial statements. As a result, no pro forma information has been provided.

In fiscal 2022, we acquired The Integration Group of America ("TIGA"), Piteau Associates (“PAE”) and two other financially immaterial acquisitions. TIGA is based in Spring, Texas and is an industry leader in process automation and system integration solutions, including customized software and platform (SaaS/PaaS) applications, advanced data analytics, cloud data integration and platform virtualization. PAE is based in Vancouver, British Columbia and is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our CIG segment, and TIGA and the other financially immaterial acquisitions are part of our GSG segment. The total fair value of the purchase price for all four acquisitions was $88.3 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $2.5 million of receivables (net) related to estimated post-closing adjustments for the net assets acquired, $15.5 million payable in a promissory note issued to the sellers along with related transaction expenses of the sellers (which were subsequently paid in July 2022), and $31.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $47.0 million, based upon the achievement of specified operating income targets in each of the three to five years following the acquisitions. These acquisitions were not considered significant, individually or in the aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

The majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes, while the majority of the goodwill from the fiscal 2022 acquisitions is deductible for tax purposes. The results of fiscal 2022 and 2023 acquisitions were included in our consolidated financial statements beginning on the respective closing dates.

Goodwill additions resulting from the fiscal 2023 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water, renewable energy and sustainable infrastructure; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies. Our fiscal 2022 goodwill additions are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water and natural resources. These acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets, ranging from one to eight years. These consist of client relations, backlog and trade names. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the first half of fiscal 2023, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards.

During the first half of fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a related net loss in operating income of $8.5 million (largely in the second quarter). The net loss primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc. (SEG), Hoare Lea, LLP (HLE) and TIGA reflecting financial performance that exceeded our previous expectations.

For the second quarter and first half of fiscal 2022, we had no material adjustments to our contingent earn-out liabilities in operating income.

At April 2, 2023, there was a total potential maximum of $143.9 million of outstanding contingent consideration related to acquisitions. Of this amount, $88.1 million was estimated as the fair value and accrued on our consolidated balance sheet at April 2, 2023.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 2, 2022	$519,102	$591,310	$1,110,412
Acquisition activity	104,720	618,997	723,717
Translation adjustments	3,380	18,912	22,292
Balance at April 2, 2023	$627,202	$1,229,219	$1,856,421

The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $644.9 million and $536.8 million at April 2, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $1,350.7 million and $712.8 million at April 2, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $121.5 million at each date.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	April 2, 2023				October 2, 2022
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.4	$219,983	$(29,139)	$190,844	$41,676	$(21,092)	$20,584
Backlog	1.2	57,926	(37,720)	20,206	33,286	(29,990)	3,296
Trade names	2.9	31,421	(9,917)	21,504	12,711	(7,428)	5,283
Total		$309,330	$(76,776)	$232,554	$87,673	$(58,510)	$29,163

Amortization expense for the three and six months ended April 2, 2023 was $12.1 million and $15.5 million, compared to $3.2 million and $5.9 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2023 and succeeding years is as follows (in thousands):

Amount

2023 (remaining)	$27,074
2024	45,432
2025	33,763
2026	28,659
2027	23,877
Beyond	73,749
Total	$232,554

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	April 2, 2023	October 2, 2022

Equipment, furniture and fixtures	$133,362	$96,710
Leasehold improvements	45,911	32,428
Total property and equipment	179,273	129,138
Accumulated depreciation	(102,687)	(96,822)
Property and equipment, net	$76,586	$32,316

The depreciation expense related to property and equipment was $4.8 million and $8.0 million for the three and six months ended April 2, 2023, compared to $3.3 million and $6.7 million for the prior-year periods. The increases in property equipment from October 2, 2022 to April 2, 2023 are primarily due to the RPS acquisition.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first half of fiscal 2023. At April 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first halves of fiscal 2023 and 2022:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	$0.23	February 13, 2023	February 24, 2023	12,242
Total dividend paid as of April 2, 2023				$24,428

November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
Total dividend paid as of April 3, 2022				$21,562

Subsequent Event.  On May 8, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 6, 2023 to stockholders of record as of the close of business on May 24, 2023.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in "Right-of-use assets, operating leases", "Short-term lease liabilities, operating leases" and "Long-term lease liabilities, operating leases" in the consolidated balance sheets. Our finance leases are immaterial.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Operating lease cost	$24,419	$21,260	$45,380	$43,011
Sublease income	(48)	(131)	(79)	(257)
Total lease cost	$24,371	$21,129	$45,301	$42,754

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	April 2, 2023	April 3, 2022

Operating cash flows for operating leases	$36,439	$34,531
Right-of-use assets obtained in exchange for new operating lease liabilities	52,036	24,875

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	April 2, 2023	October 2, 2022

Operating leases:
Right-of-use assets	$201,845	$182,319

Lease liabilities:
Current	66,075	57,865
Non-current	161,001	146,285
Total operating lease liabilities	$227,076	$204,150

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	2.8%	2.2%

At April 2, 2023, we have no material operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at April 2, 2023 is as follows (in thousands):

Operating Leases

2023 (remaining)	$39,435
2024	63,521
2025	48,552
2026	31,988
2027	22,452
Beyond	38,466
Total lease payments	244,414
Less: imputed interest	(17,338)
Total present value of lease liabilities	$227,076

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended April 2, 2023 was $7.4 million and $14.6 million, respectively, compared to $6.6 million and $12.4 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2023, we awarded 56,214 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $195.50 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 100,977 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $156.41 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Net income attributable to Tetra Tech	$42,830	$53,040	$159,536	$121,529

Weighted-average common shares outstanding – basic	53,227	53,834	53,165	53,916
Effect of dilutive stock options and unvested restricted stock	400	512	430	576
Weighted-average common shares outstanding – diluted	53,627	54,346	53,595	54,492

Earnings per share attributable to Tetra Tech:
Basic	$0.80	$0.99	$3.00	$2.25
Diluted	$0.80	$0.98	$2.98	$2.23

11.                                  Income Taxes

The effective tax rates for the first halves of fiscal 2023 and 2022 were 28.7% and 21.9%, respectively. Income tax expense was reduced by $1.8 million and $4.8 million of excess tax benefits on share-based payments in the first halves of fiscal 2023 and 2022, respectively. In addition, income tax expense in the first half of fiscal 2023 (all in the second quarter) included non-operating income tax expenses of $6.7 million to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments and the non-operating tax expenses in the second quarter of fiscal 2023, our effective tax rates in the first halves of fiscal 2023 and 2022 were 26.5% and 25.0%, respectively.

At April 2, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $42.4 million and $10.6 million, respectively. These liabilities could materially decrease within the next 12 months as some related examinations have commenced. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom and Australia.

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

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In the second quarter and first half of fiscal 2023, our Corporate segment operating losses included $19.9 million and $23.7 million of acquisition and integration expenses, respectively, as described in Note 4, “Acquisitions”.

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022

Revenue
GSG	$563,254	$448,956	$1,034,322	$905,054
CIG	610,358	416,945	1,049,914	833,231
Elimination of inter-segment revenue	(15,386)	(13,157)	(31,245)	(27,030)
Total revenue	$1,158,226	$852,744	$2,052,991	$1,711,255

Income from operations
GSG	$52,210	$50,344	$112,557	$101,524
CIG	52,518	40,485	102,626	85,792
Corporate (1)	(43,717)	(16,309)	(62,122)	(25,576)
Total income from operations	$61,011	$74,520	$153,061	$161,740

(1)     Includes amortization of intangibles, other costs and other income not allocable to our reportable segments.

	Balance at
	April 2, 2023	October 2, 2022

Total Assets
GSG	$619,189	$558,764
CIG	1,015,879	688,640
Corporate (1)	2,349,968	1,375,372
Total assets	$3,985,036	$2,622,776

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022). The carrying value of our long-term debt approximated fair value at April 2, 2023 and October 2, 2022. At April 2, 2023, we had borrowings of $1.08 billion outstanding under our Amended Credit Agreement, which were primarily used to fund business acquisitions, working capital needs, and capital expenditures.

14.    Credit Facility

On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion.

On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The remaining purchase price was financed with existing cash on hand and borrowings under the existing Amended

Revolving Credit Facility. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.

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

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers.

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

In the fourth quarter of fiscal 2022, we entered into a forward contract to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD 774.8 million that was integrated with our plan to acquire RPS. This contract matured on December 30, 2022. On December 28, 2022, we entered into an extension of the integrated forward contract to acquire GBP 714.0 million at a rate of 1.086 for a total of USD 775.4 million, extending the maturity date to January 23, 2023, the closing date of the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was $19.9 million, and an unrealized gain of the same amount was recognized in our fourth quarter of fiscal 2022 results. On January 23, 2023, the forward contract was settled at the fair value of $109.3 million. We recognized additional gains of

$68.0 million and $21.4 million in the first and second quarters of fiscal 2023, respectively. All gains related to this transaction were reported in “Other non-operating income" on our consolidated income statements for the respective periods.

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. At April 2, 2023, the notional principal of our outstanding interest swap agreements was $193.8 million ($38.8 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At April 2, 2023 and October 2, 2022, the fair values of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect were unrealized gains of $1.4 million and $2.4 million, respectively, which were reported in "Other non-current assets" on our consolidated balance sheets. Additionally, the related loss of $0.9 million and $1.0 million for the three and six months ended April 2, 2023, compared to the related gain of $4.9 million and $7.6 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify a credit of $1.4 million from accumulated other comprehensive loss to interest expense during the second half of fiscal 2023, up to the expiration date in July 2023. There were no other derivative instruments designated as hedging instruments for the first half of fiscal 2023.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and six months ended April 2, 2023 and April 3, 2022 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at January 2, 2022	$(116,320)	$(6,728)	—	$(123,048)
Other comprehensive income before reclassifications	2,807	6,332	—	9,139
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(1,394)	—	(1,394)
Net current-period other comprehensive income	2,807	4,938	—	7,745

Balance at April 3, 2022	$(113,513)	$(1,790)	$—	$(115,303)

Balance at January 1, 2023	$(177,449)	$2,323	—	$(175,126)
Other comprehensive income (loss) before reclassifications	(8,153)	(1,767)	2,794	(7,126)
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	871	—	871
Net current-period other comprehensive income (loss)	(8,153)	(896)	2,794	(6,255)

Balance at April 2, 2023	$(185,602)	$1,427	$2,794	$(181,381)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 3, 2021	$(115,634)	$(9,394)	—	$(125,028)
Other comprehensive income before reclassifications	2,121	10,364	—	12,485
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	(2,760)		(2,760)
Net current-period other comprehensive income	2,121	7,604	—	9,725

Balance at April 3, 2022	$(113,513)	$(1,790)	$—	$(115,303)

Balance at October 2, 2022	$(210,556)	$2,412	—	$(208,144)
Other comprehensive income (loss) before reclassifications	24,954	(2,302)	2,794	25,446
Amounts reclassified from accumulated other comprehensive loss
Interest rate contracts, net of tax (1)	—	1,317	—	1,317
Net current-period other comprehensive income (loss)	24,954	(985)	2,794	26,763

Balance at April 2, 2023	$(185,602)	$1,427	$2,794	$(181,381)

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

18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the three and six months of fiscal 2023 was approximately $20 million and $43 million, respectively, compared to $24 million and $50 million for the same periods last year. Our related reimbursable costs for the three and six months of fiscal 2023 were approximately $19 million and $41 million, respectively. Our related reimbursable costs for the three and six months of fiscal 2022 were approximately $22 million and $47 million, respectively. Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	April 2, 2023	October 2, 2022

Accounts receivable, net	$16,040	$16,818
Contract assets	2,234	2,935
Contract liabilities	3,251	3,464

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor provisions created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “continues,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Client Sector
U.S. federal government (1)	33.0%	29.7%	32.1%	30.4%
U.S. state and local government	12.8	18.3	14.7	18.4
U.S. commercial	18.0	20.1	19.8	20.4
International (2)	36.2	31.9	33.4	30.8
Total	100.0%	100.0%	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia and the United Kingdom.

We manage our operations under two reportable segments. Our Government Services Group ("GSG") reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Group ("CIG") reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies.

Government Services Group (“GSG”).  GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste. GSG also leads our support for development agencies worldwide, especially in the United States, United Kingdom and Australia.

Commercial/International Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients across the Fortune 500, renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), the United Kingdom, as well as Brazil and Chile.

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Reportable Segment
GSG	48.6%	52.6%	50.4%	52.9%
CIG	52.7	48.9	51.1	48.7
Inter-segment elimination	(1.3)	(1.5)	(1.5)	(1.6)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Contract Type
Fixed-price	35.7%	37.1%	36.1%	37.8%
Time-and-materials	46.1	47.9	46.5	47.0
Cost-plus	18.2	15.0	17.4	15.2
Total	100.0%	100.0%	100.0%	100.0%

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

We experience seasonal trends in our business.  Our revenue and operating income are typically lower in the first half of our fiscal year, primarily due to the Thanksgiving (in the U.S. and Canada), Christmas and New Year’s holidays. Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.

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

On January 23, 2023, we completed the acquisition of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange in an all cash transaction totaling $784 million. We funded the RPS acquisition with debt, net of $109 million in proceeds from a foreign exchange forward contract that we entered into at the same time we made the formal offer to acquire RPS on September 23, 2022.

RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. In the second quarter of fiscal 2023, RPS contributed revenue of $169.5 million to our consolidated results. RPS contributed no material operating income to our results in the second quarter of fiscal 2023, as it was offset by $7.7 million of intangible amortization. Substantially all of RPS is included in our CIG segment.

In the second quarter of fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm. Based in Reston, Virginia, Amyx, with over 500 employees, provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our GSG segment.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first half of fiscal 2023, revenue increased 20.0% compared to the prior-year period. This year-over-year growth reflects increased activity in all of our client sectors and the aforementioned RPS acquisition. Excluding RPS, our revenue increased 10.1% in the first half of fiscal 2023 compared to the year-ago period.

U.S. Federal Government.  Our U.S. federal government revenue increased 26.6% in the first half of fiscal 2023 compared to the same quarter last year. This increase was primarily due to more international development and broad-based increases in our water and environmental programs. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to continue to grow in the remainder of fiscal 2023. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs include substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 4.5% in the first half of fiscal 2023 compared to the same quarter last year due to lower disaster response activity. Excluding disaster response, our state and local government revenue increased 20.2% in the first half of fiscal 2023 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the remainder of fiscal 2023.

U.S. Commercial.  Our U.S. commercial revenue increased 16.9% in the first half of fiscal 2023 compared to the same quarter last year. Excluding the contribution from RPS, our U.S. commercial revenue increased 11.0% in the first half of fiscal 2023 compared to the first half of fiscal 2022. This increase was primarily due to more activity on renewable energy and environmental programs, including meeting net zero carbon goals and designing high performance buildings. We expect growth in our U.S. commercial work to continue in the remainder of fiscal 2023.

International.  Our international revenue increased 30.1% in the first half of fiscal 2023 compared to the same quarter last year. Excluding the contribution from RPS, our international revenue increased approximately 3% despite a stronger U.S. dollar and the adverse impact on our foreign currency translation year-over-year. On a constant currency basis, our international revenue, excluding RPS, increased approximately 12% in the first half of fiscal 2023 compared to the first six month of last year. This revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in the remainder of fiscal 2023.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	April 2, 2023	April 3, 2022	Change		April 2, 2023	April 3, 2022	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,158,226	$852,744	$305,482	35.8%	$2,052,991	$1,711,255	$341,736	20.0%
Subcontractor costs	(188,661)	(153,103)	(35,558)	(23.2)	(346,865)	(332,280)	(14,585)	(4.4)
Revenue, net of subcontractor costs (1)	969,565	699,641	269,924	38.6	1,706,126	1,378,975	327,151	23.7
Other costs of revenue	(798,719)	(564,468)	(234,251)	(41.5)	(1,382,035)	(1,104,035)	(278,000)	(25.2)
Gross profit	170,846	135,173	35,673	26.4	324,091	274,940	49,151	17.9
Selling, general and administrative expenses	(82,347)	(60,480)	(21,867)	(36.2)	(138,848)	(113,001)	(25,847)	(22.9)
Acquisition and integration expenses	(19,944)	—	(19,944)	NM	(23,705)	—	(23,705)	NM
Contingent consideration - fair value adjustments	(7,544)	(173)	(7,371)	NM	(8,477)	(199)	(8,278)	NM
Income from operations	61,011	74,520	(13,509)	(18.1)	153,061	161,740	(8,679)	(5.4)
Interest expense	(13,323)	(3,144)	(10,179)	(323.8)	(18,695)	(6,048)	(12,647)	(209.1)
Other non-operating income	21,407	—	21,407	NM	89,402	—	89,402	NM
Income before income tax expense	69,095	71,376	(2,281)	(3.2)	223,768	155,692	68,076	43.7
Income tax expense	(26,254)	(18,327)	(7,927)	(43.3)	(64,212)	(34,144)	(30,068)	(88.1)
Net income	42,841	53,049	(10,208)	(19.2)	159,556	121,548	38,008	31.3
Net income attributable to noncontrolling interests	(11)	(9)	(2)	(22.2)	(20)	(19)	(1)	(5.3)
Net income attributable to Tetra Tech	$42,830	$53,040	$(10,210)	(19.2)	$159,536	$121,529	$38,007	31.3
Diluted earnings per share	$0.80	$0.98	$(0.18)	(18.4)%	$2.98	$2.23	$0.75	33.6%

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

In the second quarter of fiscal 2023, revenue and revenue, net of subcontractor costs, increased $305.5 million, or 35.8%, and $269.9 million, or 38.6%, respectively, compared to the second quarter of fiscal 2022. Excluding the contribution from RPS, our revenue increased 15.9% in the second quarter of fiscal 2023 compared to the year-ago quarter. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $114.3 million, or 25.5%, and $98.1 million, or 29.1%, respectively, in the second quarter of fiscal 2023 compared to the same quarter last year. Our CIG segment's revenue increased $193.4 million, or 46.4%, and revenue, net of subcontractor costs, increased $171.8 million, or 47.5% in the second quarter of fiscal 2023 compared to the year-ago quarter. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 7% in the second quarter of fiscal 2023 compared to the same period in fiscal 2022 (11% on a constant currency basis).

In the first half of fiscal 2023, revenue and revenue, net of subcontractor costs, increased $341.7 million, or 20.0%, and $327.2 million, or 23.7%, respectively, compared to the same period in fiscal 2022. Excluding the contribution from RPS, our revenue increased 10.1% in the first half of fiscal 2023 compared to the year-ago first half. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $129.3 million, or 14.3%, and $124.0 million, or 18.7%, respectively, in the first half of fiscal 2023 compared to the same period last year. Our CIG segment's revenue increased $216.7 million, or 26.0%, and revenue, net of subcontractor costs, increased $203.1 million, or 28.4% in the first half of fiscal 2023 compared to the year-ago first half. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 6% in the first half of this fiscal year compared to the same period in fiscal 2022 (11% on a constant currency basis). Our quarterly and first half results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition expenses related to the RPS acquisition and losses from adjustments to contingent consideration liabilities in the second quarter and first half of fiscal 2023 and a non-operating benefit from Employee Retention Credits ("ERC's") received in the first quarter of fiscal 2022. Our adjusted earnings per share ("EPS") for the second quarter and first half of fiscal 2023 also excludes non-operating gains on a foreign exchange contract of $21.4 million and $89.4 million, respectively. This gain is reported as "Other non-operating income" in our consolidated statements of income. Further, our adjusted EPS excludes acquisition costs and the write-off of previously deferred debt origination fees reflected as additional interest expense, of $21.0 million in the second quarter and $27.5 million in the first half of fiscal 2023 related to the RPS acquisition. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% for both fiscal 2023 and 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Six Months Ended
	April 2, 2023	April 3, 2022	Change		April 2, 2023	April 3, 2022	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$61,011	$74,520	$(13,509)	(18.1)%	$153,061	$161,740	$(8,679)	(5.4)%
COVID-19 Credits	—	—	—	NM	—	(4,451)	4,451	NM
Acquisition & integration expenses	19,944	—	19,944	NM	23,705	—	23,705	NM
Earn-Out adjustments	7,544	—	7,544	NM	8,477	—	8,477	NM
Adjusted income from operations (1)	$88,499	$74,520	$13,979	18.8%	$185,243	$157,289	$27,954	17.8%

EPS	$0.80	$0.98	$(0.18)	(18.4)%	$2.98	$2.23	$0.75	33.6%
COVID-19 Credits	—	—	—	NM	—	(0.06)	0.06	NM
Acquisition & integration expenses	0.43	—	0.43	NM	0.52	—	0.52	NM
Earn-out adjustments	0.12	—	0.12	NM	0.13	—	0.13	NM
Foreign exchange forward contract gain	(0.29)	—	(0.29)	NM	(1.23)	—	(1.23)	NM
Adjusted EPS (1)	$1.06	$0.98	$0.08	8.2%	$2.40	$2.17	$0.23	10.6%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income decreased $13.5 million, or 18.1%, in the second quarter of fiscal 2023 compared to the second quarter of last year. In the first half of fiscal 2023, operating income decreased $8.7 million, or 5.4%, compared to the first half of fiscal 2022. The second quarter and first half of fiscal 2023 results include $19.9 million and $23.7 million of acquisition and integration expenses (primarily legal and other professional fees), respectively, for the RPS acquisition. The second quarter and first half of fiscal 2023 results also include losses of $7.5 million and $8.5 million, respectively, related to changes in the estimated fair value of contingent earn-out liabilities. The first half of fiscal 2022 results (all in the first quarter) included the benefit of ERC's totaling $4.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs that we incurred during the second quarter of fiscal 2020 to address the COVID-19 pandemic. These amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our consolidated statement of income and an increase to "Net cash provided by operating activities" in our consolidated statement of cash flows for fiscal 2022, consistent with the presentation of the related costs recognized in the second quarter of fiscal 2020.

We expect to incur additional integration expenses related to the RPS acquisition, primarily for information technology systems integration and real estate consolidation, in the second half of fiscal 2023. These costs may be material to our consolidated financial results.

Excluding the acquisition expenses, earn-out losses and the ERC's our adjusted operating income increased $14.0 million, or 18.8% in the second quarter and $28.0 million, or 17.8%, in the first half of fiscal 2023 compared to the same periods last year. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

Our net interest expense was $13.3 million in the second quarter and $18.7 million in the first half of fiscal 2023 compared to $3.1 million and $6.0 million, respectively, in the same periods of last year. Net interest expense in the first quarter of fiscal 2023 included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility. Net interest expense in the second quarter of fiscal 2023 included $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense increased $9.1 million in the second quarter and $8.9 million in the first half of fiscal 2023 compared to the same periods last year primarily due to the additional borrowings to fund the RPS acquisition.

Other non-operating income of $21.4 million and $89.4 million in the second quarter and first half of fiscal 2023, respectively, reflect gains on a foreign exchange forward contract integrated with the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative gain of approximately $109 million.

The effective tax rates for the first halves of fiscal 2023 and 2022 were 28.7% and 21.9%, respectively. Income tax expense was reduced by $1.8 million and $4.8 million of excess tax benefits on share-based payments in the first halves of fiscal 2023 and 2022, respectively. In addition, income tax expense in the first half of fiscal 2023 (all in the second quarter) included non-operating income tax expenses of $6.7 million to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments and the non-operating tax expenses in the second quarter of fiscal 2023, our effective tax rates in the first halves of fiscal 2023 and 2022 were 26.5% and 25.0%, respectively.

Our EPS was $0.80 and $2.98 in the second quarter and first half of fiscal 2023 compared to $0.98 and $2.23 in the prior-year periods. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $1.06 in the second quarter of fiscal 2023 compared to $0.98 in the year-ago quarter, an increase of 8.2%. On the same basis, our first half adjusted EPS was $2.40 in fiscal 2023 compared to $2.17 last year, an increase of 10.6%. We estimate that RPS was $0.03 dilutive to our adjusted EPS in the second quarter and first half of fiscal 2023 before intangible amortization, which reduced our EPS by an additional $0.11. Excluding RPS, our adjusted EPS was $1.20 in the second quarter and $2.54 in the first half of fiscal 2023 representing increases of 22.4% and 17.1%, respectively, compared to the same periods in fiscal 2022.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	April 2, 2023	April 3, 2022	Change		April 2, 2023	April 3, 2022	Change
			$	%			$	%
	($ in thousands)
Revenue	$563,254	$448,956	$114,298	25.5%	$1,034,322	$905,054	$129,268	14.3%
Subcontractor costs	(127,704)	(111,480)	(16,224)	(14.6)	(245,725)	(240,482)	(5,243)	(2.2)
Revenue, net of subcontractor costs	$435,550	$337,476	$98,074	29.1	$788,597	$664,572	$124,025	18.7

Income from operations	$52,210	$50,344	$1,866	3.7%	$112,557	$101,524	$11,033	10.9%

Revenue increased $114.3 million, or 25.5%, and revenue, net of subcontractor costs, increased $98.1 million, or 29.1%, in the second quarter of fiscal 2023 compared to the year-ago quarter. For the first half of fiscal 2023, revenue increased $129.3 million. or 14.3%, and revenue, net of subcontractor costs, increased $124.0 million, or 18.7%, compared to the first half of last year. These increases include approximately $70 million in revenue in the second quarter of fiscal 2023 related to international development funded energy programs in Ukraine. In addition, the increases reflect higher U.S. state and local government activities related to digital water and federal programs for civilian agencies, partially offset by lower disaster response revenue.

Operating income increased $1.9 million and $11.0 million in the second quarter and first half of fiscal 2023, respectively, compared to the prior-year periods. Operating income in the second quarter of fiscal 2023 from the aforementioned work in Ukraine was more than offset by lower operating income on disaster response projects. In addition, last year's first quarter and first half results included $3.1 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, declined to 14.3% in the first half of fiscal 2023 compared to 15.3% in the first half of fiscal 2022. Excluding last year's ERC's, our operating margin was 14.9% in the first half of fiscal 2022. The lower operating margin in fiscal 2023 was due to a higher proportion of international development revenue in the first half of fiscal 2023 compared to the same period last year. Our international development revenue, including the activity in Ukraine this year, tends to have a lower operating margin than the rest of our revenue in the GSG segment.

Commercial/International Group

	Three Months Ended				Six Months Ended
	April 2, 2023	April 3, 2022	Change		April 2, 2023	April 3, 2022	Change
			$	%			$	%
	($ in thousands)
Revenue	$610,358	$416,945	$193,413	46.4%	$1,049,914	$833,231	$216,683	26.0%
Subcontractor costs	(76,343)	(54,780)	(21,563)	(39.4)	(132,385)	(118,828)	(13,557)	(11.4)
Revenue, net of subcontractor costs	$534,015	$362,165	$171,850	47.5	$917,529	$714,403	$203,126	28.4

Income from operations	$52,518	$40,485	$12,033	29.7%	$102,626	$85,792	$16,834	19.6%

Revenue increased $193.4 million, or 46.4%, and revenue, net of subcontractor costs, increased $171.9 million, or 47.5%, in the second quarter of fiscal 2023 compared to last year's second quarter. For the first half of fiscal 2023, revenue increased $216.7 million, or 26.0%, and revenue, net of subcontractor costs, increases $203.1 million, or 28.4%, compared to the first half of fiscal 2022. The RPS acquisition contributed approximately $170 million to revenue growth in the second quarter and first half of fiscal 2023. The remaining revenue growth in both the second quarter and first half of fiscal 2023 primarily reflects increased activity on high performance buildings and renewable energy.

Operating income increased $12.0 million and $16.8 million, in the second quarter and first half of fiscal 2023, respectively, compared to the same periods last year. The RPS acquisition contributed approximately $7 million to operating income in the second quarter and first half of fiscal 2023. The fiscal 2022 operating income included $1.4 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, was 11.2% in the first half of fiscal 2023 compared to 12.0% in the prior-year period. Excluding RPS and the ERC's, our operating margin was 12.3% in the first half of fiscal 2023 compared to 11.8%% in the first half of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At April 2, 2023 and October 2, 2022, the differences between our backlog and RUPO of $4.2 billion for each period were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At April 2, 2023, we had $231.4 million of cash and cash equivalents and access to an additional $459.3 million of borrowings available under our amended credit facility described below. During the first half of fiscal 2023, we generated $113.1 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended for the RPS acquisition in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We plan to repatriate undistributed foreign earnings as they become available to supplement our liquidity in the United States including to pay down the borrowings used to fund the RPS acquisition.

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first half of fiscal 2023, we did not repurchase any shares of our common stock. At April 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Subsequent Event.  On May 8, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on June 6, 2023 to stockholders of record as of the close of business on May 24, 2023.

Cash and Cash Equivalents..  At April 2, 2023, our cash and cash equivalents were $231.4 million, an increase of $46.3 million compared to the fiscal 2022 year-end. The increase was primarily due to cash provided by operating activities and cash obtained in the RPS acquisition.

Operating Activities.  For the first half of fiscal 2023, net cash provided by operating activities was $113.1 million, a decrease of $64.4 million compared to the prior-year period. The decrease was primarily due to the timing of payments to our vendors and employees.

Investing Activities.  For the first half of fiscal 2023, net cash used in investing activities was $755.2 million, an increase of $719.7 million compared to the year-ago period. The increase was primarily due to the RPS acquisition in the second quarter of fiscal 2023.

Financing Activities.  For the first half of fiscal 2023, net cash provided by financing activities was $680.5 million, compared to net cash used in financing activities of $115.8 million in the prior-year period. The financing activities in the first half of fiscal 2023 primarily consisted of additional borrowings to fund the RPS acquisition.

Debt Financing. On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date.

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

At April 2, 2023, we had $1.08 billion in outstanding borrowings under the Amended Credit Agreement, which was comprised of $237.5 million under the Amended Term Loan Facility, $500 million under the New Term Loan Facility, and $340 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during April 2, 2023 is 5.46%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 5.03%. At April 2, 2023, we had $159.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At April 2, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 2.44x and a consolidated interest coverage ratio of 14.24x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At April 2, 2023, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $56.5 million. At April 2, 2023, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2023:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 7, 2022	$0.23	November 21, 2022	$12,186	December 9, 2022
January 30, 2023	$0.23	February 13, 2023	$12,242	February 24, 2023
May 8, 2023	$0.26	May 24, 2023	N/A	June 6, 2023

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

At April 2, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $42.4 million and $10.6 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At April 2, 2023, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $56.5 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At April 2, 2023, we had $1.08 billion in outstanding borrowings under the Amended Credit Agreement, which was comprised of $237.5 million under the Amended Term Loan Facility, $500 million under the New Term Loan Facility, and $340 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 5.46%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. At April 2, 2023, the notional principal of our outstanding interest swap agreements was $193.8 million ($38.8 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at April 2, 2023, was 5.03%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first halves of fiscal 2023 and 2022.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first halves of fiscal 2023 and 2022, 33.4% and 30.8% of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2023, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $25.0 million compared to an increase in equity of $2.1 million in the first half of fiscal 2022. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At April 2, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with the guidance issued by the Securities and Exchange Commission Staff, the evaluation excluded Amyx, which we acquired on January 3, 2023, and RPS, which we acquired on January 23, 2023. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first half of fiscal 2023, we did not repurchase any shares of our common stock. At April 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended April 2, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2023	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)