Form 10-Q
period 2023-07-02
TETRA TECH INC
filed 2023-08-10
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2023

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
Yes ☐   No  ☒

At July 31, 2023, 53,245,603 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	July 2, 2023	October 2, 2022
Current assets:
Cash and cash equivalents	$176,056	$185,094
Accounts receivable, net	1,002,087	755,112
Contract assets	125,360	92,405
Prepaid expenses and other current assets	114,440	125,605
Total current assets	1,417,943	1,158,216

Property and equipment, net	81,321	32,316
Right-of-use assets, operating leases	207,218	182,319
Goodwill	1,886,854	1,110,412
Intangible assets, net	225,032	29,163
Deferred tax assets	81,732	47,804
Other non-current assets	73,478	62,546
Total assets	$3,973,578	$2,622,776

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188,807	$147,436
Accrued compensation	270,924	237,669
Contract liabilities	351,048	241,340
Short-term lease liabilities, operating leases	68,555	57,865
Current portion of long-term debt	12,505	12,504
Current contingent earn-out liabilities	35,902	28,797
Other current liabilities	284,418	190,406
Total current liabilities	1,212,159	916,017

Deferred tax liabilities	71,425	15,161
Long-term debt	906,875	246,250
Long-term lease liabilities, operating leases	163,919	146,285
Non-current contingent earn-out liabilities	40,697	36,769
Other non-current liabilities	125,714	79,157

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at July 2, 2023 and October 2, 2022	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,243 and 52,981 shares at July 2, 2023 and October 2, 2022, respectively	532	530
Additional paid-in capital	17,906	—
Accumulated other comprehensive loss	(137,926)	(208,144)
Retained earnings	1,572,204	1,390,701
Tetra Tech stockholders’ equity	1,452,716	1,183,087
Noncontrolling interests	73	50
Total stockholders' equity	1,452,789	1,183,137
Total liabilities and stockholders' equity	$3,973,578	$2,622,776
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	$1,208,947	$890,231	$3,261,938	$2,601,485
Subcontractor costs	(221,387)	(169,745)	(568,252)	(502,024)
Other costs of revenue	(798,714)	(575,902)	(2,180,749)	(1,679,937)
Gross profit	188,846	144,584	512,937	419,524
Selling, general and administrative expenses	(89,064)	(60,942)	(227,912)	(173,943)
Acquisition and integration expenses	(2,107)	—	(25,812)	—
Contingent consideration – fair value adjustments	—	263	(8,477)	64
Income from operations	97,675	83,905	250,736	245,645
Interest expense, net	(14,869)	(2,919)	(33,563)	(8,967)
Other non-operating income	—	—	89,402	—
Income before income tax expense	82,806	80,986	306,575	236,678
Income tax expense	(22,568)	(22,329)	(86,781)	(56,473)
Net income	60,238	58,657	219,794	180,205
Net income attributable to noncontrolling interests	(3)	(7)	(23)	(26)
Net income attributable to Tetra Tech	$60,235	$58,650	$219,771	$180,179
Earnings per share attributable to Tetra Tech:
Basic	$1.13	$1.10	$4.13	$3.35
Diluted	$1.12	$1.09	$4.10	$3.32
Weighted-average common shares outstanding:
Basic	53,231	53,507	53,188	53,777
Diluted	53,653	54,006	53,615	54,328

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$60,238	$58,657	$219,794	$180,205

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	44,500	(44,884)	69,453	(42,763)
Gain (loss) on cash flow hedge valuations, net of tax	(1,044)	2,380	(2,029)	9,984
Net pension adjustments	—	—	2,794	—
Other comprehensive income (loss), net of tax	43,456	(42,504)	70,218	(32,779)

Comprehensive income, net of tax	$103,694	$16,153	$290,012	$147,426
Comprehensive income attributable to noncontrolling interests, net of tax	4	6	23	25
Comprehensive income attributable to Tetra Tech, net of tax	$103,690	$16,147	$289,989	$147,401

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net income	$219,794	$180,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,221	19,545
Equity in income of unconsolidated joint ventures	(4,831)	(5,233)
Distributions of earnings from unconsolidated joint ventures	4,345	4,532
Amortization of stock-based awards	21,640	19,104
Deferred income taxes	21,475	750
Fair value adjustments to contingent consideration	8,477	(64)
(Gain) loss on sale of assets	(310)	93
Fair value adjustments to foreign currency forward contract	(89,402)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(41,824)	(54,874)
Prepaid expenses and other assets	1,970	33,254
Accounts payable	(3,678)	8,845
Accrued compensation	5,263	15,349
Contract liabilities	56,189	59,025
Other liabilities	(6,921)	(12,702)
Income taxes receivable/payable	10,645	8,147
Net cash provided by operating activities	246,053	275,976
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(854,319)	(33,624)
Capital expenditures	(17,322)	(8,401)
Proceeds from sale of assets	439	3,754
Settlement of foreign currency forward contract	109,306	—
Net cash used in investing activities	(761,896)	(38,271)
Cash flows from financing activities:
Proceeds from borrowings	979,859	141,456
Repayments on long-term debt	(411,676)	(108,949)
Repurchases of common stock	—	(150,000)
Taxes paid on vested restricted stock	(16,785)	(25,193)
Stock options exercised	425	1,205
Dividends paid	(38,268)	(33,873)
Payments of contingent earn-out liabilities	(15,078)	(4,035)
Principal payments on finance leases	(4,082)	(3,097)
Net cash provided by (used in) financing activities	494,395	(182,486)

Effect of exchange rate changes on cash and cash equivalents	12,410	(4,403)

Net (decrease) increase in cash and cash equivalents	(9,038)	50,816
Cash and cash equivalents at beginning of period	185,094	166,568
Cash and cash equivalents at end of period	$176,056	$217,384
Supplemental information:
Cash paid during the period for:
Interest	$34,839	$7,556
Income taxes, net of refunds received of $1.5 million and $4.2 million	$54,967	$49,131
Supplemental disclosures on non-cash investing activities:
Issuance of promissory note for business acquisition	$—	$14,578
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended July 3, 2022 and July 02, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT APRIL 3, 2022	53,683	$537	$—	$(115,303)	$1,359,367	$1,244,601	$41	$1,244,642
Net income					58,650	58,650	7	58,657
Other comprehensive loss				(42,503)		(42,503)	(1)	(42,504)
Cash dividends of $0.23 per common share					(12,311)	(12,311)		(12,311)
Stock-based compensation			12,747		(6,035)	6,712		6,712
Restricted & performance shares released	4	—	(6,172)		6,034	(138)		(138)
Stock repurchases	(368)	(4)	(6,575)		(43,421)	(50,000)		(50,000)
BALANCE AT JULY 3, 2022	53,319	$533	$—	$(157,806)	$1,362,284	$1,205,011	$47	$1,205,058

BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668
Net income					60,235	60,235	3	60,238
Other comprehensive income				43,455		43,455	1	43,456
Cash dividends of $0.26 per common share					(13,840)	(13,840)		(13,840)
Stock-based compensation			7,038			7,038		7,038
Restricted & performance shares released	3	—	(105)			(105)		(105)
Stock options exercised	12	—	334			334		334
BALANCE AT JULY 2, 2023	53,243	$532	$17,906	$(137,926)	$1,572,204	$1,452,716	$73	$1,452,789

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended July 3, 2022 and July 02, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Net income					180,179	180,179	26	180,205
Other comprehensive loss				(32,778)		(32,778)	(1)	(32,779)
Distributions paid to noncontrolling interests						—	(31)	(31)
Cash dividends of $0.63 per common share					(33,873)	(33,873)		(33,873)
Stock-based compensation			19,104		—	19,104		19,104
Restricted & performance shares released	189	2	(25,195)		—	(25,193)		(25,193)
Stock options exercised	29	—	1,205			1,205		1,205
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(986)	(10)	(7,242)		(142,748)	(150,000)		(150,000)
BALANCE AT JULY 3, 2022	53,319	$533	$—	$(157,806)	$1,362,284	$1,205,011	$47	$1,205,058

BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income					219,771	219,771	23	219,794
Other comprehensive income				70,218		70,218	—	70,218
Cash dividends of $0.72 per common share					(38,268)	(38,268)		(38,268)
Stock-based compensation			21,640			21,640		21,640
Restricted & performance shares released	149	1	(16,786)			(16,785)		(16,785)
Stock options exercised	15	—	425			425		425
Shares issued for Employee Stock Purchase Plan	98	1	12,627			12,628		12,628
BALANCE AT JULY 2, 2023	53,243	$532	$17,906	$(137,926)	$1,572,204	$1,452,716	$73	$1,452,789

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

These financial statements reflect all normal recurring adjustments that are considered necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results for the full fiscal year or for future fiscal years. Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying notes.

2.                                   Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. ASU 2021-10 was effective for us beginning in the first quarter of fiscal 2023.

In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $26.0 million total received was initially recorded in "Other current liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. As there are no further contingencies, beginning in fiscal 2023, the amounts received will be distributed to all Canadian employees. We expect to distribute approximately $9 million in the next twelve months. Accordingly, this amount was reclassified from "Other current liabilities" to "Accrued compensation" on our consolidated balance sheet at October 2, 2022. The remaining $17.0 million, which we expect to distribute beyond one year, was reclassified to "Other non-current liabilities". We do not expect there will be any related impact to our operating income, and we have no outstanding applications for further government assistance.

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Client Sector:
U.S. federal government (1)	$338,022	$261,434	$996,471	$781,503
U.S. state and local government	151,462	150,731	$452,447	$465,770
U.S. commercial	225,907	188,255	633,401	536,901
International (2)	493,556	289,811	1,179,619	817,311
Total	$1,208,947	$890,231	$3,261,938	$2,601,485

Contract Type:
Fixed-price	$452,605	$335,014	$1,194,266	$982,565
Time-and-materials	596,904	417,898	1,550,970	1,221,598
Cost-plus	159,438	137,319	516,702	397,322
Total	$1,208,947	$890,231	$3,261,938	$2,601,485

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended July 2, 2023 and July 3, 2022.

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

	Balance at
	July 2, 2023	October 2, 2022

Contract assets (1)	$125,360	$92,405
Contract liabilities	351,048	241,340
Net contract liabilities	$(225,688)	$(148,935)

(1)    Includes $8.1 million and $23.3 million of contract retentions at July 2, 2023 and October 2, 2022, respectively.

In the first nine months of fiscal 2023 and 2022, we recognized revenue of approximately $143 million and $111 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2022 and 2021, respectively.

We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in the first nine months of fiscal 2023, we recognized net favorable revenue and operating income adjustments of $4.0 million (substantially all in the first quarter). In the third quarter and first nine months of fiscal 2022, we recognized net unfavorable revenue and operating income adjustments of $2.8 million and net favorable revenue and operating income adjustments of $2.2 million, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At July 2, 2023 and October 2, 2022, our consolidated balance sheets included liabilities for anticipated losses of $9.7 million and $10.0 million, respectively. The estimated cost to complete these related contracts at July 2, 2023 and October 2, 2022 was approximately $69 million and $80 million, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	July 2, 2023	October 2, 2022

Billed	$677,915	$491,700
Unbilled	331,381	267,161
Total accounts receivable	1,009,296	758,861
Allowance for doubtful accounts	(7,209)	(3,749)
Total accounts receivable, net	$1,002,087	$755,112

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at July 2, 2023 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at July 2, 2023 and October 2, 2022.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.4 billion of RUPO at July 2, 2023. RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at July 2, 2023 over the following periods (in thousands):

Amount

Within 12 months	$2,815,736
Beyond	1,537,602
Total	$4,353,338

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

4.            Acquisitions

On September 23, 2022, we made an all cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS' Board of Directors. On November 3, 2022, RPS' shareholders approved the scheme of arrangement. On January 19, 2023, the court-sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our Commercial/International Services Group ("CIG") segment.

The total purchase price of RPS was approximately £633 million ($784 million). In the third quarter and first nine months of fiscal 2023, we incurred acquisition and integration costs of $2.1 million and $25.8 million, respectively, primarily for professional fees, substantially all of which were paid as of the end of the third quarter of fiscal 2023. On January 23, 2023, we also settled a foreign exchange forward contract that was integral to our plan to finance the RPS acquisition. The cash gain of $109.3 million did not qualify for hedge accounting. As a result, the gain was recognized as non-operating income over the life of the contract and not included in the purchase price allocation below. However, the cash proceeds of $109.3 million economically reduced the purchase price for the shares of RPS to approximately $675 million. This forward contract is explained further in Note 15, "Derivative Financial Instruments".

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

Amount

Cash and cash equivalents	$32,093
Accounts receivable and contract assets	202,634
Prepaid expenses and other current assets	49,216
Income taxes receivables	1,999
Property and equipment	43,276
Right-of-use assets, operating leases	40,179
Intangible assets	206,186
Deferred income taxes	29,347
Other long-term assets	1,061
Total assets acquired	605,991

Accounts payable	$(44,376)
Accrued compensation	(22,290)
Contract liabilities	(46,287)
Income tax payable	(7,083)
Short-term lease liabilities, operating leases	(13,477)
Other current liabilities	(126,023)
Long-term debt	(91,973)
Long-term lease liabilities, operating leases	(26,702)
Other long-term liabilities	(7,423)
Deferred tax liabilities	(55,965)
Total liabilities assumed	(441,599)

Fair value of net assets acquired	164,392

Goodwill	619,817
Total purchase consideration	$784,209

The following table summarizes the estimated fair values that were assigned to intangible assets at the acquisition date:

	Fair Value	Weighted-Average Estimated Useful Life
	(in thousands)	(in years)

Backlog	$19,702	1.5
Trade names	17,843	3.0
Client relations	168,641	8.0
Total intangible assets acquired	$206,186	6.9

Supplemental Pro Forma Information (Unaudited)

Following are the supplemental consolidated financial results of Tetra Tech and RPS on an unaudited pro forma basis, as if the RPS acquisition had been consummated as of the beginning of fiscal 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Revenue	$1,208,947	$1,085,799	$3,519,792	$3,160,341
Net Income including noncontrolling interests	$61,770	$45,456	$104,564	$101,519

RPS contributed revenue of $220.4 million and $389.9 million for the third quarter and first nine months of fiscal 2023, respectively, to our consolidated results. For the third quarter of fiscal 2023, RPS' net income, including interest expense, was $0.7 million, or $0.01 per share, before the related intangible amortization of $10.4 million. For the first nine months of fiscal 2023, RPS' net loss, including interest expense, was $1.0 million, or $0.02 per share, before the related intangible amortization of $18.1 million.

In the second quarter of fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm. Based in Reston, Virginia, Amyx, with over 500 employees, provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our Government Services Group ("GSG") segment. The total fair value of the purchase price of Amyx was $120.9 million, comprised of a $100.0 million payable in a promissory note issued to the sellers (paid subsequent to closing), $8.7 million of payables related to estimated post-closing adjustments, and $12.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition date. Amyx was not considered significant to our consolidated financial statements. As a result, no pro forma information has been provided.

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

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. For the first nine months of fiscal 2023, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards.

During the first nine months of fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a related net charge to operating income of $8.5 million (all the in first half of fiscal 2023). The net charge primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP and TIGA reflecting financial performance that exceeded our previous expectations.

For the third quarter and first nine months of fiscal 2022, we had no material adjustments to our contingent earn-out liabilities in operating income.

At July 2, 2023, there was a total potential maximum of $120.3 million of outstanding contingent consideration related to acquisitions. Of this amount, $76.6 million was estimated as the fair value and accrued on our consolidated balance sheet at July 2, 2023.

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 2, 2022	$519,102	$591,310	$1,110,412
Acquisition activity	104,100	619,832	723,932
Translation adjustments	5,459	47,051	52,510
Balance at July 2, 2023	$628,661	$1,258,193	$1,886,854

The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $646.4 million and $536.8 million at July 2, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $1,379.7 million and $712.8 million at July 2, 2023 and October 2, 2022, respectively, excluding accumulated impairment of $121.5 million at each date.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	July 2, 2023				October 2, 2022
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.2	$226,024	$(36,952)	$189,072	$41,676	$(21,092)	$20,584
Backlog	0.9	57,342	(41,616)	15,726	33,286	(29,990)	3,296
Trade names	2.7	29,262	(9,028)	20,234	12,711	(7,428)	5,283
Total		$312,628	$(87,596)	$225,032	$87,673	$(58,510)	$29,163

Amortization expense for the three and nine months ended July 2, 2023 was $14.1 million and $29.6 million, compared to $3.7 million and $9.6 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2023 and succeeding years is as follows (in thousands):

Amount

2023 (remaining)	$13,541
2024	46,669
2025	34,702
2026	29,585
2027	24,577
Beyond	75,958
Total	$225,032

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	July 2, 2023	October 2, 2022

Equipment, furniture and fixtures	$141,619	$96,710
Leasehold improvements	47,949	32,428
Total property and equipment	189,568	129,138
Accumulated depreciation	(108,247)	(96,822)
Property and equipment, net	$81,321	$32,316

The depreciation expense related to property and equipment was $5.6 million and $13.7 million for the three and nine months ended July 2, 2023, compared to $3.2 million and $9.9 million for the prior-year periods. The increases in property equipment from October 2, 2022 to July 2, 2023 are primarily due to the RPS acquisition.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first nine months of fiscal 2023. At July 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first nine months of fiscal 2023 and 2022:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	$0.23	February 13, 2023	February 24, 2023	12,242
May 8, 2023	$0.26	May 24, 2023	June 6, 2023	13,840
Total dividend paid as of July 2, 2023				$38,268

November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
May 2, 2022	$0.23	May 13, 2022	May 27, 2022	12,311
Total dividend paid as of July 3, 2022				$33,873

Subsequent Event.  On August 7, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on September 6, 2023 to stockholders of record as of the close of business on August 23, 2023.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Operating lease cost	$24,775	$21,004	$70,155	$64,015
Sublease (income) cost	(46)	140	(125)	(116)
Total lease cost	$24,729	$21,144	$70,030	$63,899

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	July 2, 2023	July 3, 2022

Operating cash flows for operating leases	$57,871	$50,965
Right-of-use assets obtained in exchange for new operating lease liabilities	72,294	32,175

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	July 2, 2023	October 2, 2022

Operating leases:
Right-of-use assets	$207,218	$182,319

Lease liabilities:
Current	68,555	57,865
Non-current	163,919	146,285
Total operating lease liabilities	$232,474	$204,150

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	3.0%	2.2%

At July 2, 2023, we have no material operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at July 2, 2023 is as follows (in thousands):

Operating Leases

2023 (remaining)	$20,727
2024	69,302
2025	53,634
2026	36,291
2027	25,689
Beyond	45,624
Total lease payments	251,267
Less: imputed interest	(18,793)
Total present value of lease liabilities	$232,474

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended July 2, 2023 was $7.0 million and $21.6 million, respectively, compared to $6.7 million and $19.1 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2023, we awarded 56,214 performance share units (“PSUs”) to our non-employee directors and executive officers at a fair value of $195.50 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 103,016 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $156.10 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Net income attributable to Tetra Tech	$60,235	$58,650	$219,771	$180,179

Weighted-average common shares outstanding – basic	53,231	53,507	53,188	53,777
Effect of dilutive stock options and unvested restricted stock	422	499	427	551
Weighted-average common shares outstanding – diluted	53,653	54,006	53,615	54,328

Earnings per share attributable to Tetra Tech:
Basic	$1.13	$1.10	$4.13	$3.35
Diluted	$1.12	$1.09	$4.10	$3.32

11.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2023 and 2022 were 28.3% and 23.9%, respectively. Income tax expense was reduced by $2.2 million and $4.9 million of excess tax benefits on share-based payments in the first nine months of fiscal 2023 and 2022, respectively. In addition, income tax expense in the first nine months of fiscal 2023 included non-operating income tax expenses of $7.2 million ($6.9 million in the second quarter) to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments and the non-operating tax expenses in the second and third quarter of fiscal 2023, our effective tax rates in the first nine months of fiscal 2023 and 2022 were 26.7% and 25.9%, respectively.

At July 2, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $48.8 million and $10.6 million, respectively. These liabilities could materially decrease within the next 12 months as some related examinations have commenced. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In the third quarter and first nine months of fiscal 2023, our Corporate segment operating losses included $2.1 million and $25.8 million of acquisition and integration expenses, respectively, as described in Note 4, “Acquisitions”.

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Revenue
GSG	$531,050	$459,987	$1,565,371	$1,365,041
CIG	691,386	444,238	1,741,300	1,277,469
Elimination of inter-segment revenue	(13,489)	(13,994)	(44,733)	(41,025)
Total revenue	$1,208,947	$890,231	$3,261,938	$2,601,485

Income from operations
GSG	$54,496	$45,580	$167,053	$147,104
CIG	69,572	53,535	172,199	139,328
Corporate (1)	(26,393)	(15,210)	(88,516)	(40,787)
Total income from operations	$97,675	$83,905	$250,736	$245,645

(1)     Includes amortization of intangibles, acquisition and integration expenses, as well as other costs and other income not allocable to our reportable segments.

	Balance at
	July 2, 2023	October 2, 2022

Total Assets
GSG	$588,469	$558,764
CIG	1,058,974	688,640
Corporate (1)	2,326,135	1,375,372
Total assets	$3,973,578	$2,622,776

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022). The carrying value of our long-term debt approximated fair value at July 2, 2023 and October 2, 2022. At July 2, 2023, we had borrowings of $919.4 million outstanding under our Amended Credit Agreement, which were primarily used to fund business acquisitions, working capital needs, and capital expenditures.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. At July 2, 2023, the notional principal of our outstanding interest swap agreements was $190.6 million ($38.1 million each.) The interest rate swaps have a fixed interest rate of 2.79% and expire in July 2023 for all five agreements. At July 2, 2023 and October 2, 2022, the fair values of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect were unrealized gains of $0.4 million and $2.4 million, respectively, which were reported in "Other non-current assets" on our consolidated balance sheets. Additionally, the related loss of $1.0 million and $2.0 million for the three and nine months ended July 2, 2023, compared to the related gain of $2.4 million and $10.0 million for the prior-year periods, were recognized and reported on our consolidated statements of comprehensive income. We expect to reclassify a credit of $0.4 million from accumulated other comprehensive loss to interest expense during the fourth quarter of fiscal 2023, up to the expiration date in July 2023. There were no other derivative instruments designated as hedging instruments for the first nine months of fiscal 2023.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and nine months ended July 2, 2023 and July 3, 2022 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at April 3, 2022	$(113,513)	$(1,790)	—	$(115,303)
Other comprehensive (loss) income before reclassifications	(44,883)	3,413	—	(41,470)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(1,033)	—	(1,033)
Net current-period other comprehensive (loss) income	(44,883)	2,380	—	(42,503)

Balance at July 3, 2022	$(158,396)	$590	$—	$(157,806)

Balance at April 2, 2023	$(185,602)	$1,427	2,794	$(181,381)
Other comprehensive income (loss) before reclassifications	44,499	(2,137)	—	42,362
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	1,093	—	1,093
Net current-period other comprehensive income (loss)	44,499	(1,044)	—	43,455

Balance at July 2, 2023	$(141,103)	$383	$2,794	$(137,926)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 3, 2021	$(115,634)	$(9,394)	—	$(125,028)
Other comprehensive (loss) income before reclassifications	(42,762)	13,833	—	(28,929)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	(3,849)		(3,849)
Net current-period other comprehensive (loss) income	(42,762)	9,984	—	(32,778)

Balance at July 3, 2022	$(158,396)	$590	$—	$(157,806)

Balance at October 2, 2022	$(210,556)	$2,412	—	$(208,144)
Other comprehensive income (loss) before reclassifications	69,453	(4,439)	2,794	67,808
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	2,410	—	2,410
Net current-period other comprehensive income (loss)	69,453	(2,029)	2,794	70,218

Balance at July 2, 2023	$(141,103)	$383	$2,794	$(137,926)

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

18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the third quarter and first nine months of fiscal 2023 was approximately $22 million and $65 million, respectively, compared to $24 million and $74 million for the same periods last year. Our related reimbursable costs for the third quarter and nine months of fiscal 2023 were approximately $21 million and $61 million, respectively. Our related reimbursable costs for the third quarter and nine months of fiscal 2022 were approximately $23 million and $70 million, respectively. Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	July 2, 2023	October 2, 2022

Accounts receivable, net	$22,234	$16,818
Contract assets	1,800	2,935
Contract liabilities	2,768	3,464

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Client Sector
U.S. federal government (1)	28.0%	29.4%	30.5%	30.0%
U.S. state and local government	12.5	16.9	13.9	17.9
U.S. commercial	18.7	21.1	19.4	20.7
International (2)	40.8	32.6	36.2	31.4
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Reportable Segment
GSG	43.9%	51.7%	48.0%	52.5%
CIG	57.2	49.9	53.4	49.1
Inter-segment elimination	(1.1)	(1.6)	(1.4)	(1.6)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Contract Type
Fixed-price	37.4%	37.6%	36.6%	37.7%
Time-and-materials	49.4	47.0	47.6	47.0
Cost-plus	13.2	15.4	15.8	15.3
Total	100.0%	100.0%	100.0%	100.0%

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

RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. In the third quarter and first nine months of fiscal 2023, RPS contributed revenue of $220.4 million and $389.9 million, respectively, to our consolidated results. RPS contributed $2.5 million and $2.1 million to our consolidated operating income in the third quarter and first nine months of fiscal 2023, respectively, which reflect $10.4 million and $18.1 million of intangible amortization, respectively. Substantially all of RPS is included in our CIG segment.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first nine months of fiscal 2023, revenue increased 25.4% compared to the prior-year period. This year-over-year growth reflects increased activity in our U.S. Federal, U.S. Commercial and International client sectors including the aforementioned RPS acquisition. Excluding RPS, our revenue increased 10.4% in the first nine months of fiscal 2023 compared to the year-ago period.

U.S. Federal Government.  Our U.S. federal government revenue increased 27.5% in the first nine months of fiscal 2023 compared to the same period last year. This increase was primarily due to more international development and broad-based increases across civilian agencies. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to continue to grow in the remainder of fiscal 2023. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs include substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 2.9% in the first nine months of fiscal 2023 compared to the prior-year period due to lower disaster response activity. Excluding disaster response, our state and local government revenue increased 21.5% for the first nine months of fiscal 2023 compared to the same period last year. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the remainder of fiscal 2023.

U.S. Commercial.  Our U.S. commercial revenue increased 18.0% in the first nine months of fiscal 2023 compared to the year-ago period. Excluding the contribution from RPS, our U.S. commercial revenue increased 11.4% in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022. This increase was primarily due to more activity on clean energy and environmental programs, including meeting net zero carbon goals and designing high performance buildings. We expect growth in our U.S. commercial work to continue in the remainder of fiscal 2023.

International.  Our international revenue increased 44.3% in the first nine months of fiscal 2023 compared to the same quarter last year. Excluding the contribution from RPS, our international revenue increased 2.6% despite a stronger U.S. dollar and the adverse impact on our foreign currency translation year-over-year. On a constant currency basis, our international revenue, excluding RPS, increased approximately 10% for the first nine months of fiscal 2023 compared to the same period last year. This revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in the remainder of fiscal 2023.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	July 2, 2023	July 3, 2022	Change		July 2, 2023	July 3, 2022	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,208,947	$890,231	$318,716	35.8%	$3,261,938	$2,601,485	$660,453	25.4%
Subcontractor costs	(221,387)	(169,745)	(51,642)	(30.4)	(568,252)	(502,024)	(66,228)	(13.2)
Revenue, net of subcontractor costs (1)	987,560	720,486	267,074	37.1	2,693,686	2,099,461	594,225	28.3
Other costs of revenue	(798,714)	(575,902)	(222,812)	(38.7)	(2,180,749)	(1,679,937)	(500,812)	(29.8)
Gross profit	188,846	144,584	44,262	30.6	512,937	419,524	93,413	22.3
Selling, general and administrative expenses	(89,064)	(60,942)	(28,122)	(46.1)	(227,912)	(173,943)	(53,969)	(31.0)
Acquisition and integration expenses	(2,107)	—	(2,107)	NM	(25,812)	—	(25,812)	NM
Contingent consideration - fair value adjustments	—	263	(263)	NM	(8,477)	64	(8,541)	NM
Income from operations	97,675	83,905	13,770	16.4	250,736	245,645	5,091	2.1
Interest expense	(14,869)	(2,919)	(11,950)	(409.4)	(33,563)	(8,967)	(24,596)	(274.3)
Other non-operating income	—	—	—	NM	89,402	—	89,402	NM
Income before income tax expense	82,806	80,986	1,820	2.2	306,575	236,678	69,897	29.5
Income tax expense	(22,568)	(22,329)	(239)	(1.1)	(86,781)	(56,473)	(30,308)	(53.7)
Net income	60,238	58,657	1,581	2.7	219,794	180,205	39,589	22.0
Net income attributable to noncontrolling interests	(3)	(7)	4	57.1	(23)	(26)	3	11.5
Net income attributable to Tetra Tech	$60,235	$58,650	$1,585	2.7	$219,771	$180,179	$39,592	22.0
Diluted earnings per share	$1.12	$1.09	$0.03	2.8%	$4.10	$3.32	$0.78	23.5%

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

In the third quarter of fiscal 2023, revenue and revenue, net of subcontractor costs, increased $318.8 million, or 35.8%, and $267.1 million, or 37.1%, respectively, compared to the third quarter of fiscal 2022. Excluding the contribution from RPS, our revenue increased 11.0% in the third quarter of fiscal 2023 compared to the year-ago quarter. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $71.1 million, or 15.4%, and $54.7 million, or 16.3%, respectively, in the third quarter of fiscal 2023 compared to the same quarter last year. Our CIG segment's revenue increased $247.1 million, or 55.6%, and revenue, net of subcontractor costs, increased $212.4 million, or 55.2% in the third quarter of fiscal 2023 compared to the year-ago quarter. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 8% in the third quarter of fiscal 2023 compared to the same period in fiscal 2022 (10% on a constant currency basis).

In the first nine months of fiscal 2023, revenue and revenue, net of subcontractor costs, increased $660.5 million, or 25.4%, and $594.2 million, or 28.3%, respectively, compared to the same period in fiscal 2022. Excluding the contribution from RPS, our revenue increased 10.4% in the first nine months of fiscal 2023 compared to the same period in fiscal 2022. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $200.3 million, or 14.7%, and $178.7 million, or 17.9%, respectively, in the first nine months of fiscal 2023 compared to the same period last year. Our CIG segment's revenue increased $463.8 million, or 36.3%, and revenue, net of subcontractor costs, increased $415.5 million, or 37.8% in the first nine months of fiscal 2023 compared to the same period last year. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 7% in the first nine months of this fiscal year compared to the same period last year (11% on a constant currency basis). Our quarterly and first nine months results for our GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition and integration costs related to the RPS acquisition in the third quarter and first nine months of fiscal 2023, losses from adjustments to contingent consideration liabilities in the first half of fiscal 2023, and a non-operating benefit from Employee Retention Credits ("ERC's") received in fiscal 2022. Our adjusted earnings per share ("EPS") for the first nine months of fiscal 2023 also excludes non-operating gains on a foreign exchange contract of $89.4 million (all in the first half of fiscal 2023). The gain is reported as "Other non-operating income" in our consolidated statements of income. Further, our adjusted EPS for the third quarter and first nine months of fiscal 2023 excludes acquisition and integration costs, and the write-off of previously deferred debt origination fees reflected as additional interest expense, of $2.1 million and $29.6 million, respectively, related to the RPS acquisition. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% for both fiscal 2023 and 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended				Nine Months Ended
	July 2, 2023	July 3, 2022	Change		July 2, 2023	July 3, 2022	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$97,675	$83,905	$13,770	16.4%	$250,736	$245,645	$5,091	2.1%
COVID-19 credits	—	(1,040)	1,040	NM	—	(5,491)	5,491	NM
Acquisition & integration expenses	2,107	—	2,107	NM	25,812	—	25,812	NM
Earn-Out adjustments	—	—	—	NM	8,477	—	8,477	NM
Adjusted income from operations (1)	$99,782	$82,865	$16,917	20.4%	$285,025	$240,154	$44,871	18.7%

EPS	$1.12	$1.09	$0.03	2.8%	$4.10	$3.32	$0.78	23.5%
COVID-19 credits	—	(0.01)	0.01	NM	—	(0.07)	0.07	NM
Acquisition & integration expenses	0.03	—	0.03	NM	0.55	—	0.55	NM
Earn-out adjustments	—	—	—	NM	0.13	—	0.13	NM
Foreign exchange forward contract gain	—	—	—	NM	(1.23)	—	(1.23)	NM
Adjusted EPS (1)	$1.15	$1.08	$0.07	6.5%	$3.55	$3.25	$0.30	9.2%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income increased $13.8 million, or 16.4%, in the third quarter of fiscal 2023 compared to the third quarter of last year. In the first nine months of fiscal 2023, operating income increased $5.1 million, or 2.1%, compared to the same period of fiscal 2022. The third quarter and first nine months of fiscal 2023 results include $2.1 million and $25.8 million of acquisition and integration expenses (primarily legal and other professional fees), respectively, for the RPS acquisition. The first nine months of fiscal 2023 results also include losses of $8.5 million (all in the first half of fiscal 2023), related to changes in the estimated fair value of contingent earn-out liabilities. The third quarter and first nine months of fiscal 2022 results include the benefit of ERC's totaling $1.0 million and $5.5 million, respectively, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act for the costs that we incurred during the second quarter of fiscal 2020 to address the coronavirus disease 2019 ("COVID-19") pandemic. These amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our consolidated statement of income and an increase to "Net cash provided by operating activities" in our consolidated statement of cash flows for fiscal 2022, consistent with the presentation of the related costs recognized in the second quarter of fiscal 2020.

We expect to incur additional integration expenses related to the RPS acquisition, primarily for information technology systems integration and real estate consolidation, in the fourth quarter of fiscal 2023. These costs may be material to our consolidated financial results.

Excluding the acquisition and integration expenses, earn-out losses and the ERC's, our adjusted operating income increased $16.9 million, or 20.4% in the third quarter and $44.9 million, or 18.7%, in the first nine months of fiscal 2023 compared to the same periods last year. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

Our net interest expense was $14.9 million in the third quarter and $33.6 million in the first nine months of fiscal 2023 compared to $2.9 million and $9.0 million, respectively, in the same periods of last year. Net interest expense in the first quarter of fiscal 2023 included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility. Net interest expense in the second quarter of fiscal 2023 included $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense increased $12.0 million in the third quarter and $20.8 million in the first nine months of fiscal 2023 compared to the same periods last year primarily due to the additional borrowings to fund the RPS acquisition.

Other non-operating income of $89.4 million in first nine months of fiscal 2023, reflect gains on a foreign exchange forward contract integrated with the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative gain of approximately $109 million.

The effective tax rates for the first nine months of fiscal 2023 and 2022 were 28.3% and 23.9%, respectively. Income tax expense was reduced by $2.2 million and $4.9 million of excess tax benefits on share-based payments in the first nine months of fiscal 2023 and 2022, respectively. In addition, income tax expense in the first nine months of fiscal 2023 included non-operating income tax expenses of $7.2 million ($6.9 million in the second quarter) to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments and the non-operating tax expenses in the second and third quarter of fiscal 2023, our effective tax rates in the first nine months of fiscal 2023 and 2022 were 26.7% and 25.9%, respectively.

Our EPS was $1.12 and $4.10 in the third quarter and first nine months of fiscal 2023 compared to $1.09 and $3.32 in the prior-year periods. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $1.15 in the third quarter of fiscal 2023 compared to $1.08 in the year-ago quarter, an increase of 6.5%. On the same basis, our adjusted EPS for the first nine months of fiscal 2023, was $3.55 compared to $3.25 for the same period last year, an increase of 9.2%. For the third quarter, we estimated that RPS contributed $0.01 to our adjusted EPS before intangible amortization, which reduced our EPS by $0.14. For the first nine months of fiscal 2023, we estimated that RPS reduced our adjusted EPS by $0.02 before intangible amortization, which reduced our EPS by an additional $0.24. Excluding RPS, our adjusted EPS was $1.28 in the third quarter and $3.81 in the first nine months of fiscal 2023 representing increases of 18.5% and 17.2%, respectively, compared to the same periods in fiscal 2022.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	July 2, 2023	July 3, 2022	Change		July 2, 2023	July 3, 2022	Change
			$	%			$	%
	($ in thousands)
Revenue	$531,050	$459,987	$71,063	15.4%	$1,565,371	$1,365,041	$200,330	14.7%
Subcontractor costs	(140,834)	(124,487)	(16,347)	(13.1)	(386,559)	(364,970)	(21,589)	(5.9)
Revenue, net of subcontractor costs	$390,216	$335,500	$54,716	16.3	$1,178,812	$1,000,071	$178,741	17.9

Income from operations	$54,496	$45,580	$8,916	19.6%	$167,053	$147,104	$19,949	13.6%

Revenue increased $71.1 million, or 15.4%, and revenue, net of subcontractor costs, increased $54.7 million, or 16.3%, in the third quarter of fiscal 2023 compared to the year-ago quarter. For the first nine months of fiscal 2023, revenue increased $200.3 million. or 14.7%, and revenue, net of subcontractor costs, increased $178.7 million, or 17.9%, compared to the first nine months of last year. These increases include approximately $70 million in revenue in the second quarter of fiscal 2023 related to international development funded energy programs in Ukraine. In addition, the increases reflect higher U.S. state and local government activities related to digital water and federal programs for civilian agencies, partially offset by lower disaster response revenue.

Operating income increased $8.9 million and $19.9 million in the third quarter and first nine months of fiscal 2023, respectively, compared to the prior-year periods. Operating income for the third quarter and first nine months of fiscal 2022 included $0.7 million and $3.7 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, declined to 14.2% in the first nine months of fiscal 2023 compared to 14.7% in the same period last year primarily due to the ERC's. Excluding last year's ERC's, our operating margin was 14.3% in the first nine months of fiscal 2022.

Commercial/International Group

	Three Months Ended				Nine Months Ended
	July 2, 2023	July 3, 2022	Change		July 2, 2023	July 3, 2022	Change
			$	%			$	%
	($ in thousands)
Revenue	$691,386	$444,238	$247,148	55.6%	$1,741,300	$1,277,469	$463,831	36.3%
Subcontractor costs	(94,042)	(59,252)	(34,790)	(58.7)	(226,426)	(178,079)	(48,347)	(27.1)
Revenue, net of subcontractor costs	$597,344	$384,986	$212,358	55.2	$1,514,874	$1,099,390	$415,484	37.8

Income from operations	$69,572	$53,535	$16,037	30.0%	$172,199	$139,328	$32,871	23.6%

Revenue increased $247.1 million, or 55.6%, and revenue, net of subcontractor costs, increased $212.4 million, or 55.2%, in the third quarter of fiscal 2023 compared to last year's second quarter. For the first nine months of fiscal 2023, revenue increased $463.8 million, or 36.3%, and revenue, net of subcontractor costs, increased $415.5 million, or 37.8%, compared to the first nine months of fiscal 2022. The RPS acquisition contributed approximately $370 million to revenue growth in the first nine months of fiscal 2023. The remaining revenue growth in fiscal 2023 primarily reflects increased activity on high performance buildings, clean energy and international infrastructure.

Operating income increased $16.0 million and $32.9 million, in the third quarter and first nine months of fiscal 2023, respectively, compared to the same periods last year. The RPS acquisition contributed approximately $18 million to operating income in the first nine months of fiscal 2023. Operating income in the third quarter and first nine months of fiscal 2022 included $0.3 million and $1.6 million of the aforementioned ERC's, respectively. Our operating margin, based on revenue, net of subcontractor costs, was 11.4% in the first nine months of fiscal 2023 compared to 12.7% in the prior-year period. Excluding RPS and the ERC's, our operating margin was 12.8% in the first nine months fiscal 2023 compared to 12.5% in the same period of fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and higher labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). At July 2, 2023 and October 2, 2022, the differences between our backlog and RUPO of $4.4 billion for each period were immaterial.

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At July 2, 2023, we had $176.1 million of cash and cash equivalents and access to an additional $614.3 million of borrowings available under our amended credit facility described below. During the first nine months of fiscal 2023, we generated $246.1 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended for the RPS acquisition in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

We use a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where they are needed. We plan to repatriate undistributed foreign earnings as they become available to supplement our liquidity in the United States including to pay down the borrowings used to fund the RPS acquisition.

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first nine months of fiscal 2023, we did not repurchase any shares of our common stock. At July 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Subsequent Event.  On August 7, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on September 6, 2023 to stockholders of record as of the close of business on August 23, 2023.

Cash and Cash Equivalents.  At July 2, 2023, our cash and cash equivalents were $176.1 million, a decrease of $9.0 million compared to the fiscal 2022 year-end. The decrease was primarily due to payments for the RPS acquisition, partially offset by net borrowings and cash provided by operating activities.

Operating Activities.  For the first nine months of fiscal 2023, net cash provided by operating activities was $246.1 million, a decrease of $29.9 million compared to the prior-year period. The decrease was primarily due to acquisition and integration expenses of $25.8 million for the RPS acquisition paid in fiscal 2023.

Investing Activities.  For the first nine months of fiscal 2023, net cash used in investing activities was $761.9 million, an increase of $723.6 million compared to the year-ago period. The increase was primarily due to the RPS acquisition in the second quarter of fiscal 2023.

Financing Activities.  For the first nine months of fiscal 2023, net cash provided by financing activities was $494.4 million, compared to net cash used in financing activities of $182.5 million in the prior-year period. The financing activities in the first nine months of fiscal 2023 primarily consisted of additional borrowings to fund the RPS acquisition.

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

At July 2, 2023, we had $919.4 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $234.4 million under the Amended Term Loan Facility, $500 million under the New Term Loan Facility, and $185 million under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings for the first nine months of fiscal 2023 is 5.88%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”, was 5.46%. At July 2, 2023, we had $314.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At July 2, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 2.01x and a consolidated interest coverage ratio of 10.95x.

We are currently evaluating various capital structure and interest rate hedging strategies to lower our future borrowing costs that could be executed as early as the fourth quarter of fiscal 2023.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At July 2, 2023, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $56.6 million. At July 2, 2023, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2023:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 7, 2022	$0.23	November 21, 2022	$12,186	December 9, 2022
January 30, 2023	$0.23	February 13, 2023	$12,242	February 24, 2023
May 8, 2023	$0.26	May 24, 2023	$13,840	June 6, 2023
August 7, 2023	$0.26	August 23, 2023	N/A	September 6, 2023

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

At July 2, 2023 and October 2, 2022, the liability for income taxes associated with uncertain tax positions was $48.8 million and $10.6 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At July 2, 2023, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $56.6 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At July 2, 2023, we had $919.4 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $234.4 million under the Amended Term Loan Facility, $500 million under the New Term Loan Facility, and $185 million under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 5.88%.

In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. At July 2, 2023, the notional principal of our outstanding interest swap agreements was $190.6 million ($38.1 million each.) Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at July 2, 2023, was 5.46%. For more information, see Note 15, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements”.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollar, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first nine months of fiscal 2023 and 2022.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2023 and 2022, 36.2% and 31.4% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2023, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in our equity by $69.5 million compared to a decrease in equity of $42.8 million in the first nine months of fiscal 2022. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At July 2, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with the guidance issued by the Securities and Exchange Commission Staff, the evaluation excluded Amyx, which we acquired on January 3, 2023, and RPS, which we acquired on January 23, 2023. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first nine months of fiscal 2023, we did not repurchase any shares of our common stock. At July 2, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 5.                                                         Other Information

Rule 10b5-1 Trading Plans

During the third quarter of fiscal 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended July 2, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2023	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)