Form 10-K/A
period 2022-10-02
TETRA TECH INC
filed 2023-08-15
CIK 831641

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates on April 3, 2022, was $8.9 billion (based upon the closing price of a share of registrant’s common stock as reported by the Nasdaq National Market on that date).

On November 9, 2022, 52,981,143 shares of the registrant’s common stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

Auditor Firm ID	Auditor Name	Auditor Location
238	/s/ PricewaterhouseCoopers LLP	Los Angeles, California

Explanatory Note

Tetra Tech, Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended October 2, 2022, as filed with the Securities and Exchange Commission on November 23, 2022 (the “Original Form 10-K”), to:

1.	Provide an amended report of its independent registered public accounting firm, in order to correct an administrative oversight related to the omission of references to the information contained in Schedule II - Valuation and Qualifying Accounts and Reserves as required by Rule 5-04(c) of Regulation S-X; and

2.	Provide an updated consent of its independent registered public accounting firm.

In accordance with applicable Securities and Exchange Commission rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Form 10-K/A includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the Company’s disclosures made in the Original Form 10-K. There are no changes to the Original Form 10-K other than to the report of the Company’s independent registered public accounting firm as specified above.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tetra Tech, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of October 2, 2022 and October 3, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 2, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tetra Tech, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	October 2, 2022	October 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$185,094	$166,568
Accounts receivable, net	755,112	668,998
Contract assets	92,405	103,784
Prepaid expenses and other current assets	115,400	112,338
Income taxes receivable	10,205	14,260
Total current assets	1,158,216	1,065,948
Property and equipment, net	32,316	37,733
Right-of-use assets, operating leases	182,319	215,422
Investments in unconsolidated joint ventures	4,570	3,282
Goodwill	1,110,412	1,108,578
Intangible assets, net	29,163	37,990
Deferred tax assets	47,804	54,413
Other long-term assets	57,976	53,196
Total assets	$2,622,776	$2,576,562

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147,436	$128,767
Accrued compensation	237,669	206,322
Contract liabilities	241,340	190,403
Short-term lease liabilities, operating leases	57,865	67,452
Current portion of long-term debt	12,504	12,504
Current contingent earn-out liabilities	28,797	19,520
Other current liabilities	190,406	223,515
Total current liabilities	916,017	848,483
Deferred tax liabilities	15,161	10,563
Long-term debt	246,250	200,000
Long-term lease liabilities, operating leases	146,285	174,285
Long-term contingent earn-out liabilities	36,769	39,777
Other long-term liabilities	79,157	69,163
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 2, 2022 and October 3, 2021	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 52,981 and 53,981 shares at October 2, 2022 and October 3, 2021, respectively	530	540
Accumulated other comprehensive loss	(208,144)	(125,028)
Retained earnings	1,390,701	1,358,726
Tetra Tech stockholders' equity	1,183,087	1,234,238
Noncontrolling interests	50	53
Total stockholders' equity	1,183,137	1,234,291
Total liabilities and stockholders' equity	$2,622,776	$2,576,562

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

See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.

Consolidated Statements of Equity

Fiscal Years Ended September 27, 2020, October 3, 2021, and October 2, 2022

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Tetra Tech	Non-Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
BALANCE AT SEPTEMBER 29, 2019	54,565	$546	$78,132	$(160,584)	$1,071,192	$989,286	$178	$989,464
Comprehensive income, net of tax:
Net income					173,859	173,859	31	173,890
Foreign currency translation adjustments				3,436		3,436	(1)	3,435
Loss on cash flow hedge valuations				(4,638)		(4,638)		(4,638)
Comprehensive income, net of tax						172,657	30	172,687
Distributions paid to noncontrolling interests							(154)	(154)
Cash dividends of $0.64 per common share					(34,743)	(34,743)		(34,743)
Stock-based compensation			19,424			19,424		19,424
Restricted & performance shares released	212	2	(11,168)			(11,166)		(11,166)
Stock options exercised	361	4	10,330			10,334		10,334
Shares issued for Employee Stock Purchase Plan	168	1	8,714			8,715		8,715
Stock repurchases	(1,509)	(15)	(105,432)		$(11,741)	(117,188)		(117,188)
BALANCE AT SEPTEMBER 27, 2020	53,797	538	—	(161,786)	1,198,567	1,037,319	54	1,037,373
Comprehensive income, net of tax:
Net income					232,810	232,810	21	232,831
Foreign currency translation adjustments				30,641		30,641	3	30,644
Gain on cash flow hedge valuations				6,117		6,117		6,117
Comprehensive income, net of tax						269,568	24	269,592
Distributions paid to noncontrolling interests							(25)	(25)
Cash dividends of $0.74 per common share					(40,041)	(40,041)		(40,041)
Stock-based compensation			23,067			23,067		23,067
Restricted & performance shares released	215	3	(17,633)			(17,630)		(17,630)
Stock options exercised	324	3	11,247			11,250		11,250
Shares issued for Employee Stock Purchase Plan	124	1	10,704			10,705		10,705
Stock repurchases	(479)	(5)	(27,385)		(32,610)	(60,000)		(60,000)
BALANCE AT OCTOBER 3, 2021	53,981	540	—	(125,028)	1,358,726	1,234,238	53	1,234,291
Comprehensive income, net of tax:
Net income					263,125	263,125	39	263,164
Foreign currency translation adjustments				(94,922)		(94,922)	(11)	(94,933)
Gain on cash flow hedge valuations				11,806		11,806		11,806
Comprehensive income, net of tax						180,009	28	180,037
Distributions paid to noncontrolling interests							(31)	(31)
Cash dividends of $0.86 per common share					(46,099)	(46,099)		(46,099)
Stock-based compensation			26,227			26,227		26,227
Restricted & performance shares released	190	2	(25,225)			(25,223)		(25,223)
Stock options exercised	46	—	1,806			1,806		1,806
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(1,342)	(13)	(14,936)		(185,051)	(200,000)		(200,000)
BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K/A, has issued a report on our internal control over financial reporting. This report, dated November 23, 2022, appears on pages 5 - 6 of this Form 10-K/A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

(3)  Includes loss in foreign jurisdictions, currency adjustments and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBIT

23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+

32.1	Certification of Chief Executive Officer pursuant to Section 1350.+

32.2	Certification of Chief Financial Officer pursuant to Section 1350.+

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Date: August 14, 2023		Chief Financial Officer