Form 10-K
period 2023-10-01
TETRA TECH INC
filed 2023-11-22
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 1, 2023

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on April 2, 2023, was $7.7 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 8, 2023, 53,247,668 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water for 20 years in a row. In 2023, we were also ranked #1 in environmental management, wind power, hydro plants, water treatment/desalination and green government offices. ENR also ranked Tetra Tech in the top 10 in numerous categories, including dams and reservoirs, marine and port facilities, power, solar power, solid waste, environmental science, chemical and soil remediation, hazardous waste and site assessment and compliance.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. In fiscal 2023, we worked on over 100,000 projects, in more than 100 countries on all seven continents, with a talent force of 27,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning and digital technology solutions. Our ability to provide innovation and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
By combining ingenuity and practical experience, we have helped to advance sustainability by managing water, protecting the environment, providing renewable energy, restoring ecosystems and creating green solutions for our cities and communities. Our mission is to be the world's leading consulting and engineering firm solving global challenges in water and the environment that make a positive difference in people's lives worldwide.
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

We have a strong project management culture that enables us to deliver on more than 100,000 projects per fiscal year. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns and promptly bill and collect accounts receivable.
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
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company as well as select solutions that are sold externally as software subscriptions. Our high-end teams connect interdisciplinary experts from across our company's 27,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection and dashboards for tracking and communicating results. Tetra Tech Delta is continually expanding and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research. Subscription solutions provide our clients with extended capabilities for large scale data management, spatial data interpretation, and ability to build and utilize digital twins for land, coastal and structural assets.
Leading with Science® also means fully leveraging the collective expertise provided by our global workforce of 27,000 associates. We actively share information, ideas and resources across our global operations through our network structure, guided subject matter teams and project team building. We use company-wide virtual events to engage Tetra Tech experts world-wide to solve client challenges and identify the best ideas for further development. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media and social media across our global operations. Our Tetra Tech Academy provides a full suite of training resources including project management, leadership development, and broad technical skills. Academy curriculum is provided through online training, virtual workshops and in-person events.
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

The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2023	2022	2021
GSG	47.7%	52.0%	55.2%
CIG	53.6	49.6	46.7
Inter-segment elimination	(1.3)	(1.6)	(1.9)
	100.0%	100.0%	100.0%
For additional information regarding our reportable segments, see Note 18, "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8. For more information on risks related to our business, reportable segments and geographic regions, including risks related to foreign operations, see Item 1A, “Risk Factors” of this report.
Government Services Group
GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and international development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste. GSG also leads our support for development agencies worldwide, especially in the United States, the United Kingdom and Australia.
GSG provides consulting and engineering services for a broad range of water, environment and sustainable infrastructure-related needs primarily for U.S. government clients. The primary GSG markets include water resources analysis and water management, environmental monitoring, data analytics, government consulting, waste management and a broad range of civil infrastructure master planning and resilient engineering design for facilities, transportation and local development projects. GSG's services span from early data collection and monitoring, to data analysis and information management, to science and engineering applied research, to engineering design, to project management and operations and maintenance.
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
We also support government agencies in the full range of disaster response and community resilience services including monitoring and environmental response, damage assessment and program management services and resilient engineering design and mitigation planning. We have a full suite of Tetra Tech Delta technology and specialized procedures that support our disaster response, planning and management support services. These tools and procedures address disaster management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics and statistical analysis.
GSG provides a wide range of consulting and engineering services for solid waste management, including landfill design and management, and recycling facility design throughout the United States; providing design, project management and maintenance services to manage solid and hazardous waste; as well as innovative renewable energy projects such as solar energy-generating landfill caps; and providing full-service solutions for gas-to-energy facilities to efficiently use landfill methane gas.
We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment and water programs. We provide technical support for the Federal Aviation Administration to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach and systems development; and providing systems analysis and information management.
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
Commercial/International Services Group
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high-performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering, and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom, as well as Brazil and Chile.
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
CIG also supports commercial clients by providing design services to renovate, upgrade and modernize industrial water supplies, and address industrial water treatment and water reuse needs; and provides plant engineering, project execution and program management services for industrial water treatment projects throughout the world.
CIG provides planning, architectural and sustainable engineering services for commercial and government facilities. We provide high-end design of sustainable energy, water and GHG decarbonization solutions including civil, electrical, mechanical, structural and hydraulic engineering for buildings, campuses and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as data centers, advanced manufacturing, security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.
CIG's international services, especially in Canada, Europe, the United Kingdom, and Asia Pacific, include high-end analytical, engineering, architecture, geotechnical, project management and advisory services for infrastructure projects, including early project planning, rail and roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; multi-modal design services for commuter railway stations, airport expansions, bridges and major highways and ports and harbors; and designing resilient solutions to repair, replace and upgrade older transportation infrastructure.

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
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, project management and operational services, and advising on energy security and the design and implementation of smart grids, both domestically and internationally, including increasing utility automation, information and operational technologies and critical infrastructure security. For utilities and governmental regulatory agencies, our services include policy and regulatory development, utility management, performance improvement and asset management and evaluation. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, hydropower, conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, our services include environmental, electrical, mechanical and civil engineering, procurement, operations and maintenance and regulatory support for all project phases.
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
Clients
We provide services to a diverse base of U.S. federal government, U.S. state and local government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2023	2022	2021
U.S. federal government (1)	30.7%	30.4%	33.6%
U.S. state and local government	13.4	17.2	16.7
U.S. commercial	19.2	21.4	19.9
International (2)	36.7	31.0	29.8
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.
U.S. federal government agencies are significant clients. The U.S. Agency for International Development accounted for 12.2%, 11.0% and 11.7% of our revenue in fiscal 2023, 2022 and 2021, respectively. The Department of Defense ("DoD") accounted for 8.9%, 9.7% and 11.2% of our revenue in fiscal 2023, 2022 and 2021, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. Our international clients are primarily focused in Canada, Australia, Europe and the United Kingdom, and consist of a relatively equal sized mix of government and commercial clients. Our U.S. commercial clients include companies in the chemical, energy, pharmaceutical, retail, aerospace and automotive industries. No single client, except for the U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2023.

Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2023	2022	2021
Fixed-price	36.3%	37.6%	37.1%
Time-and-materials	48.0	46.7	46.4
Cost-plus	15.7	15.7	16.5
	100.0%	100.0%	100.0%
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
Business development activities are implemented by our technical and professional management staff throughout Tetra Tech with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of our clients' needs and the effect of client-specific issues, local laws and regulations and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations and present seminars on research and technical applications. Effective development of business is facilitated by each staff member's access to all of our service offerings including our Tetra Tech Delta technology resources. Our strong internal networking programs help our professional staff members to pursue new opportunities and build multi-disciplinary teams for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Networking is further supported by our enterprise-wide knowledge management systems which include skills search tools, business development tracking and collaboration tools.
To support our growth plans, we actively attract, recruit, engage and retain key hires. Our combination of high-end science, technology resources and consulting culture coupled with practical applications provides challenging and rewarding opportunities for our workforce, thereby enhancing our ability to recruit and retain top quality talent. Our internal networking programs, leadership training, entrepreneurial environment, focus on Leading with Science® and global project portfolio help to attract and retain highly qualified individuals.
Our strategic growth plans are augmented by our selective investment in acquisitions aligned with our business. Acquisitions advance our strategy by adding new technologies, broadening our service offerings, adding contract capacity and expanding our geographic presence. Our long-established experience in identifying and integrating acquisitions strengthens our ability to integrate and rapidly leverage the resources of the acquired companies post-acquisition.
Sustainability Program
Sustainability is an integral part of our global business, rooted in our internal culture and extending throughout our projects around the world. For more than 50 years, we have leveraged cutting-edge expertise and the latest technology to deliver more sustainable solutions to clients and continually improve the way we do business.
Through our Sustainability Program, we monitor environmental, social and governance ("ESG") metrics, including human capital elements. We continue to enhance the sustainability of our daily practices, reduce our GHG emissions, and provide an exceptional working environment for our employees across our global operations. As a signatory of the United Nations ("UN") Global Compact on human rights, labor, environment and anti-corruption, we embrace the UN Global Compact's Ten Principles as part of the strategy, culture and daily operations of our company.
We actively engage with our stakeholders, internally and externally, to encourage input on the materiality of various ESG issues to Tetra Tech and incorporate input into our strategic planning and sustainability reporting. Our annual sustainability reporting and key metrics are aligned with the priorities we have set on human capital, professional development, health & safety, and ethics. We report on human capital metrics, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development. We have supplier programs that integrate and emphasize sustainability in the procurement of goods and services and subcontracting for our projects. We have reported annually on GHG emissions for more than a decade, significantly reducing our emissions from program inception. In 2021, we expanded our reporting and set new goals for scope 1, 2, and 3 emissions. Based on input from stakeholders and in recognition of the importance of the project work we perform each year, in 2021 we also initiated our Billion People Challenge, with the overarching goal to improve the lives of one billion people by 2030. The Billion People Challenge progress is calculated each year based on our annual project impact analysis in five categories that are closely aligned with the Global Reporting Initiative standards and the UN Sustainable Development Goals.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by our Board of Directors and is supported by corporate and operations representatives through our Sustainability Council. We continuously review sustainability-related policies and practices, integrate input from stakeholders, and assess the results of our efforts in order to make future improvements. Tetra Tech's Board of Directors Strategic Planning and Enterprise Risk Committee reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. As part of our membership in the UN Global Compact, we annually report on the Communication on Progress using Tetra Tech's Sustainability Report.
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
On January 23, 2023, we completed the acquisition of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange in an all-cash transaction totaling $784 million. We funded the RPS acquisition with debt, net of $109 million in proceeds from a foreign exchange forward contract that we entered into at the same time we made the formal offer to acquire RPS on September 23, 2022.
RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. In fiscal 2023, RPS contributed revenue of approximately $600 million to our consolidated results. RPS contributed $5.0 million to our consolidated operating income in fiscal 2023, which includes $26.8 million of intangible amortization. Substantially all of RPS is included in our CIG segment.
In fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm based in Reston, Virginia. With over 500 employees, Amyx provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our GSG segment.
For detailed information regarding acquisitions, see Note 5, "Acquisitions" of the "Notes to Consolidated Financial Statements" included in Item 8.
Divestitures. We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. We did not divest of any businesses in fiscal 2023.

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
Our competitors vary depending on end markets and clients, and often we may only compete with a portion of a firm. We believe that our principal competitors include the following firms, in alphabetical order: AECOM; Arcadis NV; AtkinsRéalis; Black & Veatch Corporation; Booz Allen Hamilton; Brown & Caldwell; CDM Smith Inc.; Chemonics International, Inc.; Exponent, Inc.; GHD; ICF International, Inc.; Jacobs Solutions, Inc.; Leidos, Inc.; SAIC; Stantec Inc.; TRC Companies, Inc.; Weston Solutions, Inc.; and WSP Global Inc.
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately two-thirds of our backlog at the end of fiscal 2023 will be recognized as revenue in fiscal 2024, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Our backlog at fiscal 2023 year-end was $4.8 billion, an increase of $1.0 billion, or 27.9%, compared to fiscal 2022 year-end. Of this amount, GSG and CIG reported $2.7 billion and $2.1 billion of backlog, respectively, at fiscal 2023 year-end.
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
Climate Risk Assessment
We assess the impact of climate on our operations and business periodically, as part of our Board of Directors' Strategic Planning and Enterprise Risk Committee meetings. Climate risk is a consideration in business continuity planning and operational security in regions that may experience climate-related disruptions due to extreme weather, fires, or flooding. In some cases, we may be working in regions that also experience socio-political impacts and security disruptions due to the impacts of extreme weather or prolonged drought conditions. As a professional services company, our workforce is highly mobile, able to work remotely, and can in most cases quickly adapt to changes in local conditions. We have business continuity planning and processes in place to address any acute impact to locally affected operations and have the ability to rapidly move to remote and flexible working arrangements while restoring or relocating affected operations. We maintain a strong information technology infrastructure to facilitate remote working and provide virtual access to systems. Our enterprise and project data is accessible through cloud-based systems, reducing the risk of localized disruptions of data access and computer systems. Our offices are typically leased, so we are not at significant risk of physical building assets being impacted. Select project activities can be impacted by climate related events; however, these are addressed through our extensive project risk management process. Climate-related disruptions do, in many cases, result in increased opportunity for project work for Tetra Tech. We provide post-disaster response services and may have additional demand for our expertise if there is an increase in the frequency in climate related events. Furthermore, our business includes providing a wide range of water, environment and sustainable infrastructure services, many of which are increased by the longer-term impacts associated with drought, water scarcity, heat, flooding and fire risk.
Risk Management and Insurance
Our business activities could expose us to potential risk and liability under various laws and under workplace health and safety regulations. In addition, we occasionally assume liability by contract under indemnification agreements. We cannot predict the magnitude of such potential liabilities. Our Office of Risk Management reviews and oversees the risk profile of our operations, and reports to our Board of Directors.
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

Human Capital Management
Employees. At fiscal 2023 year-end, we had approximately 27,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, software engineers, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Health and Safety. Tetra Tech is committed to providing and maintaining a healthy and safe work environment for our associates. We provide training to all associates to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary and/or harassing, and provide safe avenues for associates to report such behaviors.
Diversity, Equity and Inclusion. Tetra Tech brings together engineers and technical specialists from all backgrounds to solve our clients' most challenging problems. Our Diversity, Equity and Inclusion ("DEI") Policy guides the Board of Directors, management, associates, subcontractors and partners in developing an inclusive culture. Our Diversity, Equity and Inclusion Council monitors Tetra Tech's diversity, equity and inclusion practices and makes recommendations to the Board of Directors and Chief Executive Officer for any changes or improvements to our program.
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
•Enhancing learning and development opportunities. Our Employee Resource Groups ("ERGs") co-sponsor training, mentorship and life skills development opportunities for the entire Tetra Tech community. The DEI program leverages and further extends the impact of our professional development and Tetra Tech Academy Learning and Development resources. Education assistance is offered to financially support associates who seek to expand their knowledge and skill base.
As part of Tetra Tech's commitment to a culture of inclusion, our ERG Program broadens and enhances company-wide interaction opportunities for our employees. Tetra Tech's ERGs are open to all associates and involve activities for both employees whose background is the focus of the ERG and those who are supportive of the group (also known as allies). These global networks build on and coordinate with the many local networks that are already active throughout our operations and include groups focused on the experiences of Black, Latino, Pan-Asian, Women, Veterans, Disabled and LGBTQIA+ employees and emerging professionals.
Professional Development. Tetra Tech invests in the professional development of our employees. All employees can access training and technical exchange, and skill development through our Tetra Tech Academy Learning and Development Program and customized Learning Management System, providing professional development opportunities throughout our employees' careers. Technology skills development includes access to a series of live webcasts and recorded technology transfer sessions. Company-wide networking events provide interactive skills development activities. We also offer professional development programs through our Leadership Academy for Emerging Professionals, Project Management training, and Fearless Entrepreneur program. Tetra Tech's Project Management Training Program is available to all employees and is focused on professional development, techniques for managing high-end projects and how to employ enterprise systems, dashboards and proprietary technology tools. The Project Management training provides employees with access to a full curriculum, where attendees progress through three development tiers. Tetra Tech's Project Excellence Steering Committee sponsors the development and implementation of our comprehensive Project Management Training Program. In addition, we provide comprehensive Health & Safety training, specialized environmental compliance and safety training, and support employees with required external certifications and training. Tetra Tech also provides employees with financial support in the pursuit of academic degrees and continuous learning.

Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers as of November 22, 2023:

Name	Age	Position
Dan L. Batrack	65	Chairman and Chief Executive Officer

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

Jill Hudkins	52	President
Ms. Hudkins was appointed President in October 2022. Ms. Hudkins has been with us for over 25 years in increasingly responsible positions. She served as President of the Resilient & Sustainable Infrastructure Division from October 2021 to October 2022, President of the IEW Operating Unit from April 2021 to October 2022 and Vice President and Growth Initiatives Program Leader from October 2019 to October 2022. Prior to this, Ms. Hudkins served as Vice President and One Water Leader from May 2015 to October 2019. She is a registered Professional Engineer and is a nationally recognized expert in high-end innovative water treatment solutions. Ms. Hudkins holds a master's degree in Civil and Environmental Engineering from the Massachusetts Institute of Technology, and a bachelor's degree in Civil and Environmental Engineering from Duke University.

Steven M. Burdick	59	Executive Vice President, Chief Financial Officer
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

Name	Age	Position
Leslie Shoemaker	66	Executive Vice President, Chief Sustainability and Leadership Development Officer
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

Roger R. Argus	62	Senior Vice President, President of GSG and CIG
Mr. Argus is a chemical engineer with 38 years of experience, including 30 years with us in operational leadership, program and project management and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology and disaster management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., U.S. Navy, the U.S. Army Corps of Engineers and the Environmental Protection Agency), state and municipal agencies and private clients nationwide. The scope of his technical experience includes planning and directing environmental programs, developing data acquisition, management and analytics solutions, fund research and development support for innovative environmental technologies and waste treatment systems, municipal resiliency and sustainability programs. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Brian N. Carter	56	Senior Vice President, Corporate Controller and Chief Accounting Officer
Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Preston Hopson	47	Senior Vice President, General Counsel and Secretary
Mr. Hopson was appointed Senior Vice President, General Counsel and Secretary to the Board of Directors in January 2018. He also is responsible for the global Human Resources function and serves as the Chief Ethics and Compliance Officer. Previously, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at AECOM. Prior to this, he was a corporate and securities lawyer at O’Melveny & Myers LLP and also worked at the U.S. Court of Appeals. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

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
Risks Related to Our Business and Operations
If we fail to complete a project in a timely manner, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.
Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base.
Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen or client spending declines, then our revenue, profits and financial condition may deteriorate.
Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, government fiscal conditions worsen or client spending declines, then our revenue, profits and overall financial condition may deteriorate. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions. Any of these factors could adversely affect the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.
Our industry is highly competitive, and we may be unable to compete effectively, which could result in reduced revenue, profitability and market share.

We are engaged in a highly competitive business. The markets that we serve are highly fragmented and we compete with many regional, national and international companies. Certain of these competitors have greater financial and other resources than we do. Others are smaller and more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies according to certain markets and geographic area. In addition, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.
The degree and type of competition that we face is also influenced by the type and scope of a particular project. Our clients make competitive determinations based upon qualifications, experience, performance, reputation, technology, customer relationships and ability to provide the relevant services in a timely, safe and cost-efficient manner. This competitive environment could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness and win bids for future projects, our market share, revenue and profits will decline.
Our international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results.
In fiscal 2023, we generated 36.7% of our revenue from our international operations, primarily in Canada, Australia, Europe, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including: imposition of governmental controls and changes in laws, regulations or policies; lack of developed legal systems to enforce contractual rights; greater risk of uncollectible accounts and longer collection cycles; currency exchange rate fluctuations, devaluations and other conversion restrictions; uncertain and changing tax rules, regulations and rates; the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict and greater physical security risks, which may cause us to have to leave a country quickly; logistical and communication challenges; changes in regulatory practices, including trade policies, tariffs and taxes; changes in labor conditions; general economic, political and financial conditions in foreign markets; and exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations as well as other international regulations.
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
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, higher energy costs and inflation, and the global coronavirus disease 2019 ("COVID-19") pandemic. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the recent state of war between Israel and Hamas and the related risk of a larger regional conflict, have created and may continue to create economic and political uncertainties and impacts. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or government spending is reduced, our revenue and profitability could be adversely affected.
Our backlog is subject to cancellation, unexpected adjustments and changing economic conditions and is an uncertain indicator of future operating results.
Our backlog at fiscal 2023 year-end was $4.8 billion, an increase of $1.0 billion, or 27.9%, compared to fiscal 2022 year-end. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project delays, suspensions, terminations, cancellations, reductions in scope, or other adjustments do occur from time to time in our industry due to considerations beyond our control and may have a material impact on the value of reported backlog with a corresponding adverse impact on future revenues and profitability. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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
In certain circumstances, we can incur liquidated or other damages if we do not achieve project completion by a scheduled date. If we or an entity for which we have provided a guarantee subsequently fails to complete the project as scheduled and the matter cannot be satisfactorily resolved with the client, we may be responsible for cost impacts to the client resulting from any delay or the cost to complete the project. Our costs generally increase from schedule delays and/or could exceed our projections and the anticipated revenue for a particular project. In addition, project performance can be affected by a number of factors beyond our control, including unavoidable delays from governmental inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and other factors. As a result, material performance problems for existing and future contracts could cause actual results of operations to differ from those anticipated by us and could cause us to suffer damage to our reputation within our industry and client base.
Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. On some project sites, we may be responsible for safety, and, accordingly, we have an obligation to implement effective safety procedures. Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration (“MSHA”), and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability, the loss of projects or clients or potential litigation, and could have a material adverse effect on our business, operating results or financial condition.

Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.
Certain of our contracts require our employees travel to and work in high-risk countries that are undergoing political, social and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism or public health crises. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.
Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.
Our services involve significant risks of professional and other liabilities, which may substantially exceed the fees that we derive from our services. We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. From time to time, we assume liabilities as a result of indemnification provisions contained in our service contracts. We cannot predict the magnitude of these potential liabilities.
We are liable to pay such liabilities from our assets if and when the aggregate settlement or judgment amount exceeds our insurance policy limits. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.
If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. There can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.
Our inability to obtain adequate bonding could have a material adverse effect on our future revenue and business prospects.
Certain clients require bid bonds, and performance and payment bonds. These bonds indemnify the client should we fail to perform our obligations under a contract. If a bond is required for a certain project and we are unable to obtain an appropriate bond, we cannot pursue that project. In some instances, we are required to co-venture with a small or disadvantaged business to pursue certain government contracts. In connection with these ventures, we are sometimes required to utilize our bonding capacity to cover all of the obligations under the contract with the client. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, bonding may be more difficult to obtain or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Additionally, even if we continue to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity available for other purposes. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenue and business prospects.
We may be precluded from providing certain services due to conflict of interest issues.
Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. Many commercial and government clients have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us from bidding for or performing contracts resulting from or relating to certain work we have performed. We have, on occasion, declined to bid on projects due to conflict of interest issues. If we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer.
Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our consolidated financial statements, which may significantly reduce or eliminate our profits.
To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"), management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include: the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims, including related unbilled accounts receivable; unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable; provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others; provisions for income taxes, research and development tax credits, valuation allowances and unrecognized tax benefits; and value of goodwill and recoverability of intangible assets.
Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profits.
Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including: our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees; our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and operating units; and our ability to manage attrition.
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
The U.S. federal government and certain other clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.
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
Cyber security incidents affecting our systems and information technology could adversely impact our ability to operate and we could experience adverse consequences resulting from such compromises, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Vulnerabilities in our systems pose material risks to our business. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our Clients
We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
In fiscal 2023, we generated 44.1% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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

There are several additional factors that could materially affect our U.S. government contracting business, which could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies: the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end; changes in and delays or cancellations of government programs, procurements, requirements or appropriations; budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide; and re-competes of government contracts.
Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.
Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, required governmental approvals, client relationships and our professional reputation. If we are not able to replace the revenue from expiring contracts, either through follow-on contracts or new contracts, our business, results of operations and financial condition may be adversely affected. If negative market conditions continue to persist, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue certain projects, which could adversely affect our profitability.
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
A substantial portion of our revenue is derived from contracts with agencies and departments of federal, state and local governments. Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, an economic downturn may make it more difficult for governments to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If adequate funding is not available or is delayed, then our profits and revenue could decline.
If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital, or continue our business operations.
We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. government or any other client or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. Clients may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, lack of revised or final settled billing rates as a result of open audit years, as a result of audit findings by government regulatory agencies or for a variety of other reasons.
Certain contracts may give clients the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenue.

Certain projects in which we participate as a contractor or subcontractor may extend for several years. Generally, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government’s convenience any time prior to their completion. Any decision by a client to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenue. If one of these clients terminates their contract for convenience, we may only be able to bill the client for work completed prior to the termination, plus any commitments and settlement expenses such client agrees to pay, but not for any work not yet performed.
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
Risks Related to Our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.
If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures. We cannot assure that additional financing will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic business opportunities, or otherwise respond to competitive pressures would be significantly limited.
Restrictive covenants in our credit agreement may restrict our ability to pursue certain business strategies.
Our credit agreement limits or restricts our ability to, among other things: incur additional indebtedness; create liens securing debt or other encumbrances on our assets; make loans or advances; pay dividends or make distributions to our stockholders; purchase or redeem our stock; repay indebtedness that is junior to indebtedness under our credit agreement; acquire the assets of, or merge or consolidate with, other companies; and sell, lease or otherwise dispose of assets.
Our credit agreement also requires that we maintain certain financial ratios, which we may not be able to achieve. The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.
Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
We may not have the ability to raise the funds necessary to settle conversions of our convertible notes or to repurchase our convertible notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of our convertible notes.

Holders of our convertible notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes) at a fundamental change repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon any conversion of our convertible notes, we will be required to make cash payments for each $1,000 in principal amount of our convertible notes converted of at least the lesser of $1,000 and the sum of the daily conversion values indenture governing our convertible notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of our convertible notes surrendered therefor or pay cash with respect to our convertible notes being converted. In addition, our ability to repurchase our convertible notes or to pay cash upon conversions of our convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our convertible notes at a time when the repurchase is required by the indenture governing our convertible notes or to pay any cash payable on future conversions of our convertible notes as required by the indenture governing our convertible notes would constitute a default under the indenture governing our convertible notes. A default under the indenture governing our convertible notes or the fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes or make cash payments upon conversions thereof.
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our convertible notes is triggered, holders of our convertible notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Changes in the accounting method for convertible debt securities that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.
The accounting method for reflecting our convertible notes on our balance sheet, accruing interest expense for our convertible notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature modes used to separately account for embedded conversion features as a component of equity. Instead, an entity would account for convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the “if-converted” method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares. We adopted ASU 2020-06 in the first quarter of fiscal year 2020.
In accordance with ASU 2020-06, our convertible notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the convertible notes, net of issuance costs. The issuance costs were treated as contra debt for accounting purposes, which will be amortized into interest expense over the term of our convertible notes. As a result of this amortization, the interest expense that we expect to recognize for our convertible notes for accounting purposes will be greater than the cash interest payments we will pay on our convertible notes.
In addition, the shares of our common stock underlying our convertible notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under the “if converted” method, diluted earnings per share would generally be calculated assuming that all our convertible notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. However, for convertible notes in which the principal amount must be settled in cash and the conversion spread value in shares or cash upon conversions (such as our convertible notes), the “if converted” method requires that interest expense is not adjusted in the numerator and the denominator only includes the net number of incremental shares that would be issued upon conversion. The application of the if-converted method may reduce our reported diluted earnings per share, to the extent the price of our common stock exceeds the conversion price. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of our convertible notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of our convertible notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their notes and could materially reduce our reported working capital.
Conversion of our convertible notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes may dilute the ownership interests of our stockholders. Upon conversion of our convertible notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our convertible notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our convertible notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our convertible notes may encourage short selling by market participants because the conversion of our convertible notes could be used to satisfy short positions, or anticipated conversion of our convertible notes into shares of our common stock could depress the price of our common stock.
The capped call transactions may affect the value of our common stock.
In connection with the pricing of our convertible notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments substantially similar to those applicable to our convertible notes, the number of shares of our common stock initially underlying our convertible notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of our convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes (if and when we elect to settle the conversion spread value in cash), as the case may be, with such reduction and/or offset subject to a cap.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of our convertible notes and prior to the maturity of our convertible notes (and are likely to do so during any observation period related to a conversion of our convertible notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of our convertible notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.
If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Risks Related to Growth and Acquisitions
If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.
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

A key part of our growth strategy is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. However, our ability to make acquisitions is restricted under our credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example: we may not be able to identify suitable acquisition candidates or to acquire additional companies on acceptable terms; we have completed and we will continue to pursue international acquisitions, which inherently pose more risk than domestic acquisitions; we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates; and we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions.
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
Further, acquisitions may cause us to: issue common stock that would dilute our current stockholders’ ownership percentage; use a substantial portion of our cash resources; increase our interest expense, leverage and debt service requirements (if we incur additional debt to fund an acquisition); or record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges.
If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of October 1, 2023, our goodwill was $1.9 billion and other intangible assets were $173.9 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2023, 2022 or 2021.
Risks Related to Our Legal and Regulatory Environment
As a U.S. government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits; a violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenue.
We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, the DoD security regulations as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, anti-fraud measures as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney’s Office filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc., in the U.S. District Court for the Northern District of California. U.S.

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
The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making direct or indirect improper payments to foreign government officials for the purpose of obtaining or retaining business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery across both private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Improper payments are also prohibited under the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act. Local business practices in many countries outside the United States create a greater risk of government corruption than that found in the United States and other more developed countries. Our policies mandate compliance with anti-bribery laws, and we have established policies and procedures designed to monitor compliance with anti-bribery law requirements; however, we cannot ensure that our policies and procedures will prevent potential reckless or criminal acts committed by individual employees, agents or partners. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.
We could be adversely impacted if we fail to comply with domestic and international export control and sanctions laws.
To the extent we export technical services, data and products outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions. These laws and regulations may restrict or prohibit altogether the sale or supply of certain of our services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts, which could have a material adverse effect on our business.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, the relative amounts of income before taxes in the various jurisdictions in which we operate, new or revised tax laws, or interpretations of tax laws and policies, the outcome of current and future tax audits, examinations or administrative appeals, our ability to realize our deferred tax assets, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Employee, agent or partner misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees, agents or partners. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.
We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, the reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers or the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union's General Data Protection Regulation ("EU GDPR"), the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, the EU GDPR extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
General Risk Factors
We may not be able to continue, or may elect to discontinue, paying dividends which may adversely affect our stock price.
Current dividends may not be indicative of future dividends, and our ability to continue to pay or increase dividends to our stockholders is subject to our board of director’s discretion and depends on: our ability to comply with covenants imposed by our financing agreements that limit our ability to pay dividends and make certain restricted payments; difficulties in raising additional capital; our ability to re-finance our long-term debt before it matures; principal repayments and other capital needs; our results of operations and general business conditions; legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. In the future we may elect not to pay dividends, be unable to pay dividends or maintain or increase our current level of dividends, which may negatively affect our stock price.
Delaware law and our organizational documents may impede or discourage a merger, takeover or other business combination with us even if the business combination would have been in the short-term best interests of our stockholders.
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
Item 1B    Unresolved Staff Comments
None.

Item 2.    Properties
At fiscal 2023 year-end, we leased approximately 550 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2032. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	GSG
Boston, MA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
Melbourne, Australia	Office Building	CIG
New York, NY	Office Building	GSG /CIG
Orlando, FL	Office Building	GSG / CIG
Pittsburgh, PA	Office Building	GSG / CIG
Portland, OR	Office Building	GSG / CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,088 stockholders of record at October 1, 2023.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 11, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 30, 2018, and that all dividends have been reinvested. Dividends declared and paid in fiscal 2023 totaled $0.98 per share. We declared and paid dividends in the first and second quarters totaling $0.46 per share ($0.23 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.52 per share ($0.26 each quarter) on our common stock. We declared and paid dividends totaling $0.86, $0.74, $0.64 and $0.54 per share in fiscal 2022, 2021, 2020 and 2019, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023

ASSUMES $100 INVESTED ON SEPTEMBER 30, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED OCTOBER 1, 2023

	2018	2019	2020	2021	2022	2023
Tetra Tech, Inc.	$100.00	$125.39	$135.75	$227.19	$193.42	$230.26
NASDAQ Market Index	100.00	99.77	138.47	186.08	136.12	171.65
S&P 1000 Index	100.00	94.85	89.34	137.53	113.09	128.76
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

Stock Repurchase Program
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2023, we did not repurchase any shares of our common stock. In fiscal 2022, we repurchased and settled 1,341,679 shares with an average price of $149.07 per share for a total cost of $200.0 million. At October 1, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.
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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2023, our revenue increased 29.1% compared to fiscal 2022. This growth includes approximately $600 million from the acquisition of RPS Group plc ("RPS"), which was completed in the second quarter of fiscal 2023. Excluding RPS, our revenue increased 12.0% in fiscal 2023 compared to last year. This year-over-year growth reflects increased activity in our U.S. Federal, U.S. Commercial and International client sectors.
U.S. Federal Government. Our U.S. federal government revenue increased 30.3% in fiscal 2023 compared to fiscal 2022. This increase was primarily due to more international development and broad-based increases across civilian agencies. During periods of economic volatility, our U.S. federal government business has historically been the most stable and predictable. We expect our U.S. federal government revenue to continue to grow in fiscal 2024. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs include substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.
U.S. State and Local Government. Our U.S. state and local government revenue increased 0.6% in fiscal 2023 compared to fiscal 2022, which includes lower disaster response activity. Excluding disaster response and the contribution from RPS, our state and local government revenue increased 14.9% in fiscal 2023 compared to last year. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in fiscal 2024.
U.S. Commercial. Our U.S. commercial revenue increased 16.1% in fiscal 2023 compared to fiscal 2022. Excluding the contribution from RPS, our U.S. commercial revenue increased 8.2% in fiscal 2023 compared to last year. This increase was primarily due to more activity on clean energy and environmental programs, including meeting net zero carbon goals and designing high performance buildings. We expect growth in our U.S. commercial work to continue in fiscal 2024.
International. Our international revenue increased 52.5% in fiscal 2023 compared to fiscal 2022. Excluding the contribution from RPS, our international revenue increased 10.2%, on a constant currency basis, compared to last year. This revenue growth reflects government stimulus spending on infrastructure and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in fiscal 2024.

RESULTS OF OPERATIONS
Fiscal 2023 Compared to Fiscal 2022
Consolidated Results of Operations

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Revenue	$4,522,550	$3,504,048	$1,018,502	29.1%
Subcontractor costs	(771,461)	(668,468)	(102,993)	(15.4)
Revenue, net of subcontractor costs (1)	3,751,089	2,835,580	915,509	32.3
Other costs of revenue	(3,026,060)	(2,260,021)	(766,039)	(33.9)
Gross profit	725,029	575,559	149,470	26.0
Selling, general and administrative expenses	(305,107)	(234,784)	(70,323)	(30.0)
Acquisition and integration expenses	(33,169)	—	(33,169)	NM
Right-of-use operating lease asset impairment	(16,385)	—	(16,385)	NM
Contingent consideration – fair value adjustments	(12,255)	(329)	(11,926)	NM
Income from operations	358,113	340,446	17,667	5.2
Interest expense – net	(46,537)	(11,584)	(34,953)	(301.7)
Other non-operating income	89,402	19,904	69,498	349.2
Income before income tax expense	400,978	348,766	52,212	15.0
Income tax expense	(127,526)	(85,602)	(41,924)	(49.0)
Net income	273,452	263,164	10,288	3.9
Net income attributable to noncontrolling interests	(32)	(39)	7	17.9
Net income attributable to Tetra Tech	$273,420	$263,125	$10,295	3.9
Diluted earnings per share	$5.10	$4.86	$0.24	4.9%

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
NM = not meaningful
In fiscal 2023, revenue and revenue, net of subcontractor costs, increased $1.02 billion, or 29.1%, and $915.5 million, or 32.3%, respectively, compared to fiscal 2022. Excluding the contribution from RPS, our revenue increased 12.0% in fiscal 2023 compared to last year. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $338.0 million, or 18.6%, and $299.0 million, or 22.4%, respectively, in fiscal 2023 compared to the prior year. Our CIG segment's revenue increased $686.2 million, or 39.5%, and revenue, net of subcontractor costs, increased $616.5 million, or 41.1% in fiscal 2023 compared to fiscal 2022. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 6.7% in fiscal 2023 compared to fiscal 2022 (9.5% on a constant currency basis). The fiscal 2023 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition and integration costs related to the RPS acquisition and related lease impairment charge in fiscal 2023, adjustments to contingent consideration liabilities, and a non-operating benefit from Employee Retention Credits ("ERC's") received in fiscal 2022. Our adjusted earnings per share ("EPS") for fiscal 2023 also excludes non-operating gains on a foreign exchange contract of $89.4 million and non-recurring tax expense items. The foreign exchange gain is reported as "Other non-operating income" in our consolidated statements of income. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% for both fiscal 2023 and 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$358,113	$340,446	$17,667	5.2%
Employee retention credits	—	(6,486)	6,486	NM
Acquisition & integration expenses	33,169	—	33,169	NM
Right-of-use operating lease asset impairment	16,385	—	16,385	NM
Earn-out adjustments	12,255	—	12,255	NM
Adjusted income from operations (1)	$419,922	$333,960	$85,962	25.7%

EPS	$5.10	$4.86	$0.24	4.9%
Employee retention credits	—	(0.08)	0.08	NM
Acquisition & integration expenses	0.56	—	0.56	NM
Right-of-use operating lease asset impairment	0.22	—	0.22	NM
Earn-out adjustments	0.19	—	0.19	NM
Foreign exchange forward contract gain	(1.24)	(0.28)	(0.96)	NM
Non-recurring tax items	0.38	—	0.38	NM
Adjusted EPS (1)	$5.21	$4.50	$0.71	15.8%

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $17.7 million, or 5.2%, in fiscal 2023 compared to last year. The fiscal 2023 results include $33.2 million of acquisition and integration expenses (primarily investment banking, legal and other professional fees) for the RPS acquisition and a related $16.4 million of right-of-use ("ROU") lease asset impairment expense. The fiscal 2023 results also include losses of $12.3 million, related to changes in the estimated fair value of contingent earn-out liabilities. The fiscal 2022 results include the benefit of ERC's totaling $6.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the costs that we incurred during fiscal 2020 to address the COVID-19 pandemic. These amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our consolidated statement of income and an increase to "Net cash provided by operating activities" in our consolidated statement of cash flows for fiscal 2022, consistent with the presentation of the related costs recognized in fiscal 2020.
Excluding the acquisition and integration expenses, ROU asset impairment, earn-out losses and the ERC's, our adjusted operating income increased $86.0 million, or 25.7% in fiscal 2023 compared to fiscal 2022. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.
Our net interest expense was $46.5 million and $11.6 million in fiscal 2023 and 2022, respectively. Net interest expense in fiscal 2023 included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility and $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense increased $31.2 million in fiscal 2023 compared to last year primarily due to the additional borrowings to fund the RPS acquisition.
Other non-operating income of $89.4 million in fiscal 2023, reflect gains on a foreign exchange forward contract integrated with the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative cash gain of approximately $109 million.
The effective tax rates for fiscal 2023 and 2022 were 31.8% and 24.5%, respectively. Income tax expense in fiscal 2023 included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested. In addition, income tax expense was reduced by $4.6 million and $10.3 million of excess tax benefits on share-based payments in fiscal 2023 and 2022, respectively. Excluding the impact of the non-operating tax expenses in fiscal 2023 and the excess tax benefits on share-based payments in both years, our effective tax rates in fiscal 2023 and 2022 were 27.8% and 27.5%.
Our EPS was $5.10 in fiscal 2023, compared to $4.86 in fiscal 2022. Excluding the aforementioned non-operating items (including the foreign exchange gain and the non-operating tax items, which are both reported outside of operating income), our adjusted EPS was $5.21 in fiscal 2023, compared to $4.50 in fiscal 2022, an increase of 15.8%. For fiscal 2023, we estimate that RPS increased our adjusted EPS by $0.07 before intangible amortization, which reduced our EPS by $0.37. Excluding RPS, our adjusted EPS was $5.51 in fiscal 2023 representing an increase of 22.4%, compared to fiscal 2022.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands)
Revenue	$2,158,889	$1,820,868	$338,021	18.6%
Subcontractor costs	(523,449)	(484,412)	(39,037)	(8.1)
Revenue, net of subcontractor costs	$1,635,440	$1,336,456	$298,984	22.4

Income from operations	$231,762	$198,448	$33,314	16.8%
Revenue and revenue, net of subcontractor costs, increased $338.0 million, or 18.6%, and increased $299.0 million, or 22.4%, respectively, in fiscal 2023 compared to fiscal 2022. This increase includes approximately $70 million in revenue in the second quarter of fiscal 2023 related to a distinct international development funded energy program in Ukraine. In addition, the increases reflect higher U.S. state and local government activities related to digital water and U.S. federal programs, partially offset by lower disaster response revenue.
Operating income increased $33.3 million in fiscal 2023 compared to fiscal 2022. The increase in operating income is consistent with the revenue increase noted above. The fiscal 2023 results were reduced by $6.8 million of the aforementioned lease impairment charge and the fiscal 2022 results included $4.4 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, was 14.2% in fiscal 2023 compared to 14.8% last year. Excluding the lease impairment charge in fiscal 2023 and last year's ERC's, our operating margin increased to 14.6% in fiscal 2023 from 14.5% in fiscal 2022.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands)
Revenue	$2,424,649	$1,738,436	$686,213	39.5%
Subcontractor costs	(309,000)	(239,312)	(69,688)	(29.1)
Revenue, net of subcontractor costs	$2,115,649	$1,499,124	$616,525	41.1

Income from operations	$243,750	$194,142	$49,608	25.6%
Revenue and revenue, net of subcontractor costs, increased $686.2 million, or 39.5%, and increased $616.5 million, or 41.1%, respectively, in fiscal 2023 compared to fiscal 2022. The RPS acquisition contributed approximately $570 million to revenue growth in fiscal 2023. The remaining revenue growth in fiscal 2023 primarily reflects increased activity on high performance buildings, clean energy and international infrastructure.
Operating income increased $49.6 million in fiscal 2023 compared to fiscal 2022. The RPS acquisition contributed approximately $34 million to operating income in fiscal 2023. Conversely, the fiscal 2023 results were reduced by $8.3 million of the aforementioned lease impairment charge. The fiscal 2022 operating income included $1.9 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, was 11.5% in fiscal 2023 compared to 13.0% in fiscal 2022. Excluding the lease impairment and RPS in fiscal 2023 and the ERC's in fiscal 2022, our operating margin was 13.3% in fiscal 2023 compared to 12.8% in fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and higher labor utilization.
Fiscal 2022 Compared to Fiscal 2021
Consolidated Results of Operations

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands, except per share data)
Revenue	$3,504,048	$3,213,513	$290,535	9.0%
Subcontractor costs	(668,468)	(661,341)	(7,127)	(1.1)
Revenue, net of subcontractor costs (1)	2,835,580	2,552,172	283,408	11.1
Other costs of revenue	(2,260,021)	(2,053,772)	(206,249)	(10.0)
Gross profit	575,559	498,400	77,159	15.5
Selling, general and administrative expenses	(234,784)	(222,972)	(11,812)	(5.3)
Contingent consideration – fair value adjustments	(329)	3,273	(3,602)	(110.1)
Income from operations	340,446	278,701	61,745	22.2
Interest expense – net	(11,584)	(11,831)	247	2.1
Other income	19,904	—	19,904	NM
Income before income tax expense	348,766	266,870	81,896	30.7
Income tax expense	(85,602)	(34,039)	(51,563)	(151.5)
Net income	263,164	232,831	30,333	13.0
Net income attributable to noncontrolling interests	(39)	(21)	(18)	(85.7)
Net income attributable to Tetra Tech	$263,125	$232,810	$30,315	13.0
Diluted earnings per share	$4.86	$4.26	$0.60	14.1%

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
NM = not meaningful
In fiscal 2022, revenue and revenue, net of subcontractor costs, increased $290.5 million, or 9.0%, and $283.4 million, or 11.1%, respectively, compared to fiscal 2021. Excluding the contributions from acquisitions, which did not have comparable revenue in fiscal 2021, our revenue increased 4.1% in fiscal 2022 compared to fiscal 2021. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $48.0 million, or 2.7%, and $70.7 million, or 5.6%, respectively, in fiscal 2022 compared to the prior year. Our CIG segment's revenue increased $238.4 million, or 15.9%, and revenue, net of subcontractor costs, increased $213.3 million, or 16.6% in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude a non-operating benefit from ERC's received in fiscal 2022 and gains from adjustments to contingent consideration liabilities in fiscal 2021. Our adjusted EPS for fiscal 2022 also excludes a non-operating $19.9 million unrealized gain on the aforementioned foreign exchange contract that served as an economic hedge related to our acquisition of RPS. This gain is reported as "Other non-operating income" in our Consolidated Statement of Income for fiscal 2022. Our adjusted EPS for fiscal 2021 also excludes non-recurring tax items. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% and 25% for fiscal 2022 and 2021, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$340,446	$278,701	$61,745	22.2%
Earn-out adjustments	—	(3,273)	3,273	NM
Employee Retention Credits	(6,486)	—	(6,486)	NM
Adjusted income from operations (1)	$333,960	$275,428	$58,532	21.3%

EPS	$4.86	$4.26	$0.60	14.1%
Earn-out adjustments	—	(0.04)	0.04	NM
Employee Retention Credits	(0.08)	—	(0.08)	NM
Other income	(0.28)	—	(0.28)	NM
Non-recurring tax benefits	—	(0.43)	0.43	NM
Adjusted EPS (1)	$4.50	$3.79	$0.71	18.7%

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $61.7 million, or 22.2%, in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results included the benefit of ERC's totaling $6.5 million. Excluding the ERC's and the contributions from acquisitions, which did not have comparable results in fiscal 2021, our adjusted operating income increased $31.5 million, or 11.5% in fiscal 2022 compared to fiscal 2021. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
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
Our EPS was $4.86 in fiscal 2022, compared to $4.26 in fiscal 2021. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $4.50 in fiscal 2022, compared to $3.79 the prior year, an increase of 18.7%.

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
Operating income increased $23.7 million in fiscal 2022 compared to fiscal 2021. The fiscal 2022 results included $4.4 million of the aforementioned ERC's. Excluding this benefit, operating income increased 11.0% in fiscal 2022 compared the previous year. Our operating margin, based on revenue, net of subcontractor costs, improved to 14.8% in fiscal 2022 compared to 13.8% in fiscal 2021. Excluding the ERC's, our operating margin was 14.5% in fiscal 2022. The improved operating margin in fiscal 2022 was primarily due to our increased focus on high-end consulting services, including digital water, and improved labor utilization.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 2, 2022	October 3, 2021	Change
			$	%
	($ in thousands)
Revenue	$1,738,436	$1,500,074	$238,362	15.9%
Subcontractor costs	(239,312)	(214,263)	(25,049)	(11.7)
Revenue, net of subcontractor costs	$1,499,124	$1,285,811	$213,313	16.6

Income from operations	$194,142	$152,262	$41,880	27.5%
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
Operating income increased $41.9 million in fiscal 2022 compared to fiscal 2021. The fiscal 2022 operating income included $1.9 million of the aforementioned ERC's. Excluding this benefit, operating income increased 26.2% in fiscal 2022 compared the prior fiscal year. Our operating margin, based on revenue, net of subcontractor costs, improved to 13.0% in fiscal 2022 compared to 11.8% in fiscal 2021. Excluding the ERC's, our operating margin was 12.8% for fiscal 2022. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and labor utilization.
Remediation and Construction Management ("RCM")
RCM's projects were substantially complete at the end of fiscal 2018. In May 2022, we received a cash settlement for the last $11 million RCM claim. This settlement resulted in an immaterial gain in the third quarter of fiscal 2022. There were no significant operating activities in RCM for fiscal 2022 and 2021.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. As of October 1, 2023, we had $168.8 million of cash and cash equivalents and access to an additional $800 million of borrowing available under our credit facility. We generated $368.5 million of cash from operations in fiscal 2023. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended for the RPS acquisition in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2023, we did not repurchase any shares of our common stock. At fiscal 2023 year-end, we had a remaining balance of $347.8 million under our stock repurchase program. We declared and paid common stock dividends totaling $52.1 million, or $0.98 per share, in fiscal 2023 compared to $46.1 million, or $0.86 per share, in fiscal 2022.
Subsequent Events. On November 13, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on December 13, 2023 to stockholders of record as of the close of business on November 30, 2023.
Cash and Cash Equivalents. As of October 1, 2023, cash and cash equivalents were $168.8 million, a decrease of $16.3 million compared to the fiscal 2022 year-end.
Operating Activities. Cash provided by operating activities increased 9.6% from $336.2 million in fiscal 2022 to $368.5 million in fiscal 2023. The increase primarily reflects improved working capital, partially offset by approximately $37.0 million of additional payments made in fiscal 2023 for the RPS acquisition, primarily related to the acquisition and integration costs.
Investing Activities. Net cash used in investing activities was $771.2 million in fiscal 2023, an increase of $715.5 million compared to fiscal 2022. The increase was primarily due to the RPS acquisition in the second quarter of fiscal 2023.
Financing Activities. In fiscal 2023, net cash provided by financing activities was $382.4 million compared to net cash used in financing activities of $249.6 million in fiscal 2022. The financing activities in fiscal 2023 primarily consisted of additional borrowings to fund the RPS acquisition.
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
On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028 (the "Convertible Notes"). As of October 1, 2023, $560.8 million of the Convertible Notes was included in long-term debt in our consolidated balance sheets, which is net of $14.2 million of unamortized debt issuance costs. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Amended Term Loan Facility, to prepay $89.4 million outstanding under the New Term Loan Facility and to pay down borrowings of $185.0 million under the Amended Revolving Credit Facility. See Note 9, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion).
At fiscal 2023 year-end, we had $320 million in outstanding borrowings under the Amended Credit Agreement, which was all under the New Term Loan Facility, and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 5.71%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding during fiscal 2023 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 5.37%. At October 1, 2023, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.6 million for fiscal year 2023 and $0.7 million each year for fiscal 2022 and 2021, respectively.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At October 1, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 1.79x and a consolidated interest coverage ratio of 9.84x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At October 1, 2023, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $54.9 million. As of October 1, 2023, we had no bank overdrafts related to our disbursement bank accounts.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 7, 2022	$0.23	November 21, 2022	$12,186	December 9, 2022
January 30, 2023	$0.23	February 13, 2023	$12,242	February 24, 2023
May 8, 2023	$0.26	May 24, 2023	$13,840	June 6, 2023
August 7, 2023	$0.26	August 23, 2023	$13,845	September 6, 2023
November 13, 2023	$0.26	November 30, 2023	N/A	December 13, 2023
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
At the end of fiscal 2023 and 2022, the liability for income taxes associated with uncertain tax positions was $62.0 million and $10.6 million, respectively.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may not significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At fiscal 2023 year-end, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $54.9 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
Identifiable intangible assets primarily include backlog, client relations and trade names. The costs of these intangible assets are amortized over their contractual or economic lives, which range from one to twelve years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
Estimated fair value measurements for intangible assets are made using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using a multi-period excess earnings method for backlog and client relations and a relief from royalty method for trade names. The significant assumptions used in estimating fair value of backlog and client relations include (i) the estimated life the asset will contribute to cash flows, such as remaining contractual terms, (ii) revenue growth rates and EBITDA margins, (iii) attrition rate of customers, and (iv) the estimated discount rates that reflect the level of risk associated with receiving future cash flows. The significant assumptions used in estimating fair value of trade names include the royalty rates and discount rates.
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
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 3, 2023 (i.e., the first day of our fourth quarter in fiscal 2023), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 45%.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollars, the Euro, and the British Pound.

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At October 1, 2023, we had $320 million in outstanding borrowings under the Amended Credit Agreement, which was all under the New Term Loan Facility, and no borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 5.71%.
In August 2018, we entered into five interest rate swap agreements with five banks to fix the variable interest rate on $250 million of our Amended Term Loan Facility. The objective of these interest rate swaps was to eliminate the variability of our cash flows on the amount of interest expense we pay under our Credit Agreement. The five swaps expired on July 31, 2023. Our year-to-date average effective interest rate on borrowings outstanding under the Credit Agreement, including the effects of interest rate swap agreements, at October 1, 2023, was 5.37%. For more information, see Note 14, “Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Item 8.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $0.1 million of foreign currency gains in fiscal 2023 and $0.2 million of foreign currency losses in fiscal 2022 in “Selling, general and administrative expenses” on our consolidated statements of income.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2023 and 2022, 36.7% and 31.0% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2023, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $12.6 million compared to a decrease in equity of $94.9 million in fiscal 2022. These amounts were recognized as an adjustment to equity through other comprehensive income.
In the fourth quarter of fiscal 2022, we entered into a forward contract to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD 774.8 million that was integrated with our plan to acquire RPS. This contract matured on December 30, 2022. On December 28, 2022, we entered into an extension of the integrated forward contract to acquire GBP 714.0 million at a rate of 1.086 for a total of USD 775.4 million, extending the maturity date to January 23, 2023, the closing date of the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was $19.9 million, and an unrealized gain of the same amount was recognized in our fourth quarter of fiscal 2022 results. On January 23, 2023, the forward contract was settled for cash proceeds of $109.3 million and we recognized additional gains of $89.4 million in fiscal 2023. All gains related to this transaction were reported in “Other non-operating income" on our consolidated income statements for the respective periods.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of October 1, 2023 and October 2, 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended October 1, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2023 and October 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Determination of Total Estimated Contract Cost for Fixed-price Contracts

As described in Note 3 to the consolidated financial statements, $1.64 billion of the Company’s total revenues for the year ended October 1, 2023 was generated from fixed-price contracts. As disclosed by management, under fixed-price contracts, the Company's clients pay an agreed fixed-amount negotiated in advance for a specified scope of work. Revenue is recognized over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company's customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects management's judgment to faithfully depict the value of the services transferred to the customer. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. As a result, the Company recognized net favorable revenue and operating income adjustments of $11.0 million for the year ended October 1, 2023. Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. The anticipated losses and estimated cost to complete the related contracts was $8.5 million and approximately $68 million, respectively, as of October 1, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of total estimated contract cost for fixed-price contracts is a critical audit matter are (i) the significant judgment by management in developing the estimate of total contract cost for fixed-price contracts; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence related to management’s estimate of total contract costs for fixed-price contracts with cumulative catch-up adjustments, anticipated losses or claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the total estimated contract cost for fixed-price contracts. These procedures also included, among others, (i) evaluating and testing management’s process for developing the estimate of total contract cost for a sample of contracts with cumulative catch-up adjustments, anticipated losses or claims, which included evaluating the contract terms and other documents that support those estimates, and testing of underlying contract costs; (ii) assessing management's ability to reasonably estimate total contract costs by performing a comparison of the total estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; and (iii) evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s approach over the life of the contract.

Acquisition of RPS Group plc – Valuation of Certain Client Relations and Trade Name

As described in Note 5 to the consolidated financial statements, the Company completed its acquisition of RPS Group plc (“RPS”) on January 23, 2023 for a total purchase price of approximately $784 million. Of the total acquired intangible assets of $174.1 million, certain client relations and a trade name represent the majority. Fair value was estimated by management using a multi-period excess earnings method for client relations and a relief from royalty method for trade names. Management’s significant assumptions used in estimating fair value of client relations include (i) the estimated life the asset will contribute to cash flows, such as remaining contractual terms, (ii) revenue growth rates and EBITDA margins, (iii) attrition rate of customers, and (iv) the estimated discount rates that reflect the level of risk associated with receiving future cash flows. The significant assumptions used in estimating fair value of trade name include the royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of certain client relations and trade name in the acquisition of RPS Group plc is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain client relations and trade name acquired, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated life, revenue growth rates, customer attrition rates, EBITDA margins and discount rates for certain client relations and a royalty rate and discount rate for a trade name, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of certain client relations and trade name acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of certain client relations and trade name acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the estimated life, revenue growth rates, customer attrition rates, EBITDA margins and discount rates for certain client relations and the royalty rate and discount rate for a trade name. Evaluating management’s assumptions related to the estimated life, revenue growth rates, customer attrition rates and EBITDA margins for client relations involved considering (i) the current and past performance of RPS; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the discount rate assumption for certain client relations and trade name, as well as, the royalty rate for a trade name.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 22, 2023
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

ASSETS	October 1, 2023	October 2, 2022
Current assets:
Cash and cash equivalents	$168,831	$185,094
Accounts receivable, net	974,535	755,112
Contract assets	113,939	92,405
Prepaid expenses and other current assets	89,096	115,400
Income taxes receivable	9,623	10,205
Total current assets	1,356,024	1,158,216
Property and equipment, net	74,832	32,316
Right-of-use assets, operating leases	175,932	182,319
Goodwill	1,880,244	1,110,412
Intangible assets, net	173,936	29,163
Deferred tax assets	89,002	47,804
Other non-current assets	70,507	62,546
Total assets	$3,820,477	$2,622,776

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$173,271	$147,436
Accrued compensation	302,755	237,669
Contract liabilities	335,044	241,340
Short-term lease liabilities, operating leases	65,005	57,865
Current portion of long-term debt	—	12,504
Current contingent earn-out liabilities	51,108	28,797
Other current liabilities	280,959	190,406
Total current liabilities	1,208,142	916,017
Deferred tax liabilities	14,256	15,161
Long-term debt	879,529	246,250
Long-term lease liabilities, operating leases	144,685	146,285
Non-current contingent earn-out liabilities	22,314	36,769
Other non-current liabilities	148,045	79,157
Commitments and contingencies (Note 17)
Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at October 1, 2023 and October 2, 2022	—	—
Common stock – Authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,248 and 52,981 shares at October 1, 2023 and October 2, 2022, respectively	532	530
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(195,295)	(208,144)
Retained earnings	1,598,196	1,390,701
Tetra Tech stockholders' equity	1,403,433	1,183,087
Noncontrolling interests	73	50
Total stockholders' equity	1,403,506	1,183,137
Total liabilities and stockholders' equity	$3,820,477	$2,622,776
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021
Revenue	$4,522,550	$3,504,048	$3,213,513
Subcontractor costs	(771,461)	(668,468)	(661,341)
Other costs of revenue	(3,026,060)	(2,260,021)	(2,053,772)
Gross profit	725,029	575,559	498,400
Selling, general and administrative expenses	(305,107)	(234,784)	(222,972)
Acquisition and integration expenses	(33,169)	—	—
Right-of-use operating lease asset impairment	(16,385)	—	—
Contingent consideration – fair value adjustments	(12,255)	(329)	3,273
Income from operations	358,113	340,446	278,701
Interest income	5,898	1,780	917
Interest expense	(52,435)	(13,364)	(12,748)
Other non-operating income	89,402	19,904	—
Income before income tax expense	400,978	348,766	266,870
Income tax expense	(127,526)	(85,602)	(34,039)
Net income	273,452	263,164	232,831
Net income attributable to noncontrolling interests	(32)	(39)	(21)
Net income attributable to Tetra Tech	$273,420	$263,125	$232,810
Earnings per share attributable to Tetra Tech:
Basic	$5.14	$4.91	$4.31
Diluted	$5.10	$4.86	$4.26
Weighted-average common shares outstanding:
Basic	53,203	53,620	54,078
Diluted	53,637	54,163	54,675
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021
Net income	$273,452	$263,164	$232,831

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	12,622	(94,933)	30,644
(Loss) gain on cash flow hedge valuations, net of tax	(2,412)	11,806	6,117
Net pension adjustments	2,638	—	—
Other comprehensive income (loss), net of tax	12,848	(83,127)	36,761

Comprehensive income, net of tax	$286,300	$180,037	$269,592
Comprehensive income attributable to noncontrolling interests, net of tax	31	28	24
Comprehensive income attributable to Tetra Tech, net of tax	$286,269	$180,009	$269,568
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income	$273,452	$263,164	$232,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,206	27,033	23,805
Amortization of stock-based awards	28,607	26,227	23,067
Deferred income taxes	(21,204)	2,175	(38,494)
Fair value adjustments to contingent consideration	12,255	329	(3,273)
Right-of-use operating lease asset impairment	16,385	—	—
Fair value adjustment to foreign currency forward contract	(89,402)	(19,904)	—
Other non-cash items	975	(1,245)	(496)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(19,783)	(89,781)	13,301
Prepaid expenses and other assets	78,686	69,697	(582)
Accounts payable	(19,214)	17,099	13,551
Accrued compensation	37,094	27,458	5,425
Contract liabilities	44,152	55,915	13,407
Income taxes receivable/payable	40,527	14,627	13,090
Other liabilities	(75,273)	(56,606)	8,740
Net cash provided by operating activities	368,463	336,188	304,372
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(854,319)	(49,124)	(84,911)
Settlement of foreign currency forward contract	109,306	—	—
Capital expenditures	(26,901)	(10,582)	(8,573)
Proceeds from sales of assets	715	3,966	492
Net cash used in investing activities	(771,199)	(55,740)	(92,992)
Cash flows from financing activities:
Proceeds from borrowings	994,859	161,456	370,222
Repayments on long-term debt	(1,026,051)	(117,080)	(414,308)
Proceeds from issuance of convertible notes	575,000	—	—
Payments of debt issuance costs	(14,451)	—	—
Capped call transactions	(51,750)	—	—
Repurchases of common stock	—	(200,000)	(60,000)
Taxes paid on vested restricted stock	(16,833)	(25,223)	(17,630)
Payments of contingent earn-out liabilities	(21,328)	(20,124)	(20,251)
Stock options exercised	626	1,806	11,250
Bank overdrafts	—	—	(36,627)
Dividends paid	(52,113)	(46,099)	(40,041)
Principal payments on finance leases	(5,579)	(4,344)	(2,714)
Net cash provided by (used in) financing activities	382,380	(249,608)	(210,099)

Effect of exchange rate changes on cash and cash equivalents	4,093	(12,314)	7,772

Net (decrease) increase in cash and cash equivalents	(16,263)	18,526	9,053
Cash and cash equivalents at beginning of year	185,094	166,568	157,515
Cash and cash equivalents at end of year	$168,831	$185,094	$166,568

Supplemental information:
Cash paid during the year for:
Interest	$47,367	$13,378	$10,330
Income taxes, net of refunds received of $2.2 million, $4.8 million and $2.1 million	$93,176	$70,799	$59,111
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended October 3, 2021, October 2, 2022, and October 1, 2023
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 27, 2020	53,797	$538	$—	$(161,786)	$1,198,567	$1,037,319	$54	$1,037,373
Comprehensive income, net of tax:
Net income					232,810	232,810	21	232,831
Foreign currency translation adjustments				30,641		30,641	3	30,644
Gain on cash flow hedge valuations				6,117		6,117		6,117
Comprehensive income, net of tax						269,568	24	269,592
Distributions paid to noncontrolling interests							(25)	(25)
Cash dividends of $0.74 per common share					(40,041)	(40,041)		(40,041)
Stock-based compensation			23,067			23,067		23,067
Restricted & performance shares released	215	3	(17,633)			(17,630)		(17,630)
Stock options exercised	324	3	11,247			11,250		11,250
Shares issued for Employee Stock Purchase Plan	124	1	10,704			10,705		10,705
Stock repurchases	(479)	(5)	(27,385)		$(32,610)	(60,000)		(60,000)
BALANCE AT OCTOBER 3, 2021	53,981	540	—	(125,028)	1,358,726	1,234,238	53	1,234,291
Comprehensive income, net of tax:
Net income					263,125	263,125	39	263,164
Foreign currency translation adjustments				(94,922)		(94,922)	(11)	(94,933)
Gain on cash flow hedge valuations				11,806		11,806		11,806
Comprehensive income, net of tax						180,009	28	180,037
Distributions paid to noncontrolling interests							(31)	(31)
Cash dividends of $0.86 per common share					(46,099)	(46,099)		(46,099)
Stock-based compensation			26,227			26,227		26,227
Restricted & performance shares released	190	2	(25,225)			(25,223)		(25,223)
Stock options exercised	46	—	1,806			1,806		1,806
Shares issued for Employee Stock Purchase Plan	106	1	12,128			12,129		12,129
Stock repurchases	(1,342)	(13)	(14,936)		(185,051)	(200,000)		(200,000)
BALANCE AT OCTOBER 2, 2022	52,981	530	—	(208,144)	1,390,701	1,183,087	50	1,183,137
Comprehensive income, net of tax:
Net income					273,420	273,420	32	273,452

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Foreign currency translation adjustments				12,623		12,623	(1)	12,622
Pension				2,638		2,638		2,638
Gain on cash flow hedge valuations				(2,412)		(2,412)		(2,412)
Comprehensive income, net of tax						286,269	31	286,300
Distributions paid to noncontrolling interests							(8)	(8)
Cash dividends of $0.98 per common share					(52,113)	(52,113)		(52,113)
Stock-based compensation			28,607			28,607		28,607
Restricted & performance shares released	149	1	(16,834)			(16,833)		(16,833)
Stock options exercised	19	—	626			626		626
Shares issued for Employee Stock Purchase Plan	99	1	12,627			12,628		12,628
Reclassification of APIC			26,724		(26,724)	—		—
Capped call transactions			(51,750)		12,912	(38,838)		(38,838)
BALANCE AT OCTOBER 1, 2023	53,248	$532	$—	$(195,295)	$1,598,196	$1,403,433	$73	$1,403,506
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
Fiscal Year. We report results of operations based on 52 or 53-week periods ending on the Sunday nearest September 30. Fiscal years 2023, 2022 and 2021 contained 52, 52 and 53 weeks, respectively.
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
Accounts Receivable – Net.    Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at our fiscal 2023 year-end are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated, and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
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

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 3, 2023 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.
Other current liabilities.    Other current liabilities consist primarily of accrued insurance, contingent liabilities, sales/services and use taxes due to our U.S. and foreign operations, other tax accruals and accrued professional fees.

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
Pension Plan.    We assumed a defined benefit pension plan from an acquisition. We calculate the market-related value of assets, which is used to determine the return-on-assets component of annual pension expense and the cumulative net unrecognized gain or loss subject to amortization. This calculation reflects our anticipated long-term rate of return and amortization of the difference between the actual return (including capital, dividends, and interest) and the expected return. Cumulative net unrecognized gains or losses that exceed 10% of the greater of the projected benefit obligation or the fair market-related value of plan assets are subject to amortization.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 22% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2023 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 31%, 13%, 19% and 37% of our fiscal 2023 revenue was generated from our U.S. federal government, U.S. state and local government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian and Australian dollars, the Euros and British pounds. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income. Gains or losses from foreign currency transactions are included in income from operations.
Reclassifications.    Certain reclassifications were made to the prior fiscal years to conform to the current-year presentation.
Recently Issued Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. ASU 2021-10 was effective for us beginning in the first quarter of fiscal 2023. In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21.0 million total received was initially recorded in "Other current liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. As there are no further contingencies, the amounts received will be distributed to all Canadian employees. We expect to distribute approximately $10 million in the next twelve months. Accordingly, this amount is included in "Accrued compensation" on our consolidated balance sheet as of October 1, 2023. The remaining $11.0 million, which we expect to distribute beyond one year, is reported in "Other long-term liabilities". We do not expect there will be any related impact on our operating income, and we have no outstanding applications for further government assistance.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs indicates a loss, a provision for the entire estimated loss on the contract is made in the period in which the loss becomes evident.

Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Client Sector:
U.S. federal government (1)	$1,387,101	$1,064,347	$1,081,608
U.S. state and local government	607,074	603,286	536,309
U.S. commercial	869,460	748,953	638,169
International (2)	1,658,915	1,087,462	957,427
Total	$4,522,550	$3,504,048	$3,213,513

Contract Type:
Fixed-price	$1,643,849	$1,317,993	$1,191,244
Time-and-materials	2,166,671	1,637,019	1,492,813
Cost-plus	712,030	549,036	529,456
Total	$4,522,550	$3,504,048	$3,213,513

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for fiscal 2023 and 2022.
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

	Balance at
	October 1, 2023	October 2, 2022

Contract assets (1)	$113,939	$92,405
Contract liabilities	335,044	241,340
Net contract liabilities	$(221,105)	$(148,935)

(1) Includes $6.8 million and $23.3 million of contract retentions at fiscal 2023 and 2022 year-ends, respectively.
In fiscal 2023, we recognized revenue of approximately $164 million from amounts included in the contract liability balance at the end of fiscal 2022, compared to approximately $125 million in fiscal 2022.

We recognize revenue primarily using the cost-to-cost measure of progress method to estimate progress towards completion. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in fiscal 2023, we recognized net favorable revenue and operating income adjustments of $11.0 million. The corresponding net revenue and operating income adjustments were immaterial for fiscal 2022.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of October 1, 2023 and October 2, 2022, our consolidated balance sheets included liabilities for anticipated losses of $8.5 million and $10.0 million, respectively. The estimated cost to complete these related contracts at the end of fiscal 2023 and 2022 was approximately $68 million and $80 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	Balance at
	October 1, 2023	October 2, 2022

Billed	$672,712	$491,700
Unbilled	306,788	267,161
Total accounts receivable	979,500	758,861
Allowance for doubtful accounts	(4,965)	(3,749)
Total accounts receivable, net	$974,535	$755,112
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at fiscal 2023 year-end are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at fiscal 2023 and 2022 year-ends.
Remaining Unsatisfied Performance Obligations (“RUPOs”)
Our RUPOs represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.8 billion of RUPOs as of October 1, 2023. RUPOs increase with awards from new contracts or additions to existing contracts and decrease as work is performed and revenue is recognized on existing contracts. RUPOs may also decrease when projects are canceled or modified in scope. We include a contract within our RUPOs when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPOs as of fiscal 2023 year-end over the following periods (in thousands):

Amount

Within 12 months	$3,103,466
Beyond	1,651,611
Total	$4,755,077
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
4.           Stock Repurchase and Dividends
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2023, we did not repurchase any shares of our common stock. We repurchased and settled 1,341,679 shares with an average price of $149.07 per share for a total cost of $200.0 million in fiscal 2022, and 479,369 shares with an average price of $125.16 per share for a total cost of $60.0 million in fiscal 2021, in the open market. As of October 1, 2023, we had a remaining balance of $347.8 million under our repurchase program.
The following table presents dividends declared and paid in fiscal 2023, 2022 and 2021:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	$0.23	February 13, 2023	February 24, 2023	12,242
May 8, 2023	$0.26	May 24, 2023	June 6, 2023	13,840
August 7, 2023	$0.26	August 23, 2023	September 6, 2023	13,845
Total dividends paid as of October 1, 2023				$52,113

November 15, 2021	$0.20	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	$0.20	February 11, 2022	February 25, 2022	10,769
May 2, 2022	$0.23	May 13, 2022	May 27, 2022	12,311
August 1, 2022	$0.23	August 12, 2022	August 26, 2022	12,226
Total dividends paid as of October 2, 2022				$46,099

November 9, 2020	$0.17	November 30, 2020	December 11, 2020	$9,198
January 25, 2021	$0.17	February 10, 2021	February 26, 2021	9,212
April 26, 2021	$0.20	May 12, 2021	May 28, 2021	10,831
July 26, 2021	$0.20	August 20, 2021	September 3, 2021	10,800
Total dividends paid as of October 3, 2021				$40,041
Subsequent Events. On November 13, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on December 13, 2023 to stockholders of record as of the close of business on November 30, 2023.
5.          Acquisitions
On September 23, 2022, we made an all-cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS' Board of Directors. On November 3, 2022, RPS' shareholders approved the scheme of arrangement. On January 19, 2023, the court-sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our CIG segment.
The total purchase price of RPS was approximately £633 million ($784 million). In connection with the transaction, we incurred acquisition and integration costs of $33.2 million, primarily for professional fees, substantially all of which were paid as of fiscal 2023 year-end. On January 23, 2023, we also settled a foreign exchange forward contract that was integral to our plan to finance the RPS acquisition. The cash gain of $109.3 million did not qualify for hedge accounting. As a result, the gain was recognized as non-operating income over the life of the contract and not included in the purchase price allocation below. However, the cash proceeds of $109.3 million economically reduced the purchase price for the shares of RPS to approximately $675 million. This forward contract is explained further in Note 14, "Derivative Financial Instruments".
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

Amount

Cash and cash equivalents	$32,093
Accounts receivable and contract assets	202,303
Prepaid expenses and other current assets	45,999
Income taxes receivables	1,999
Property and equipment	38,435
Right-of-use assets, operating leases	40,179
Intangible assets	174,094
Deferred income taxes	36,388
Other long-term assets	1,061
Total assets acquired	572,551

Account Payable	$(44,376)
Accrued compensation	(19,073)
Contract liabilities	(46,287)
Income tax payable	(7,083)
Short-term lease liabilities, operating leases	(13,477)
Other current liabilities	(135,474)
Current portion of long-term debt	(91,973)
Long-term lease liabilities, operating leases	(26,702)
Other long-term liabilities	(18,571)
Deferred tax liabilities	(41,613)
Total liabilities assumed	(444,629)

Fair value of net assets acquired	127,922

Goodwill	656,287
Total purchase consideration	$784,209
The following table summarizes the estimated fair values that were assigned to intangible assets at the acquisition date:

	Fair Value	Weighted-Average Estimated Useful Life
	(in thousands)	(in years)
Backlog	$27,880	1.6
Trade names	27,260	3.0
Client relations	118,954	11.1
Total intangible assets acquired	$174,094	8.3
Estimated fair value measurements for the intangible assets related to the RPS acquisition were made using Level 3 inputs including discounted cash flow techniques. Fair value was estimated using a multi-period excess earnings method for backlog and client relations and a relief from royalty method for trade names. The significant assumptions used in estimating fair value of backlog and client relations include (i) the estimated life the asset will contribute to cash flows, such as remaining contractual terms, (ii) revenue growth rates and EBITDA margins, (iii) attrition rate of customers, and (iv) the estimated discount rates that reflect the level of risk associated with receiving future cash flows. The significant assumptions used in estimating fair value of trade names include the royalty rates and discount rates.
Supplemental Pro Forma Information (Unaudited)
Following are the supplemental consolidated financial results of Tetra Tech and RPS on an unaudited pro forma basis, as if the RPS acquisition had been consummated as of the beginning of fiscal 2022 (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Revenue	$4,780,404	$4,271,580
Net income including noncontrolling interests	$223,857	$152,964
Our fiscal 2023 consolidated results reflect RPS' contribution of revenue of approximately $600 million, with net income, including interest expense, of $3.6 million, or $0.07 per share, before the related intangible amortization of $26.8 million.
In fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm based in Reston, Virginia. With over 500 employees, Amyx provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our Government Services Group ("GSG") segment. The total fair value of the purchase price of Amyx was $120.9 million, comprised of a $100.0 million payable in a promissory note issued to the sellers (paid subsequent to closing), $8.7 million of payables related to estimated post-closing adjustments, and $12.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition date. Amyx was not considered significant to our consolidated financial statements.
In fiscal 2022, we acquired The Integration Group of America ("TIGA"), Piteau Associates (“PAE”) and two other financially immaterial acquisitions. TIGA is based in Spring, Texas and is an industry leader in process automation and system integration solutions, including customized software and platform (SaaS/PaaS) applications, advanced data analytics, cloud data integration and platform virtualization. PAE is based in Vancouver, British Columbia and is a global leader in sustainable natural resource analytics including hydrologic numerical modeling and dewatering system design. PAE is part of our CIG segment, and TIGA and other financially immaterial acquisitions are part of our GSG segment. The total fair value of the purchase price for all four acquisitions was $88.3 million. This amount is comprised of $44.0 million in initial cash payments made to the sellers, $2.5 million of receivables (net) related to estimated post-closing adjustments for the net assets acquired, $15.5 million payable in a promissory note issued to the sellers along with related transaction expenses of the sellers (which were subsequently paid in July 2022) and $31.3 million for the estimated fair value of contingent earn-out obligations, with a maximum of $47.0 million, based upon the achievement of specified operating income targets in each of the three to five years following the acquisitions. These acquisitions were not considered significant, individually or in the aggregate, to our consolidated financial statements.
The majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes, while the majority of the goodwill from the fiscal 2022 acquisitions is deductible for tax purposes. The results of fiscal 2022 and 2023 acquisitions were included in our consolidated financial statements beginning on the respective closing dates.
Goodwill additions resulting from the fiscal 2023 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water, renewable energy and sustainable infrastructure; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies. The fiscal 2022 goodwill additions are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water and natural resources. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies. The results of these acquisitions were included in our consolidated financial statements from their respective closing dates.
Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized or on a straight-line basis over the useful lives of the underlying assets, ranging from one to twelve years. These consist of client relations, backlog and trade names. For detailed information regarding our intangible assets, see Note 6, “Goodwill and Intangible Assets”.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2023, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPOs and the inventory of prospective new contract awards.
In fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a net loss to operating income of $12.3 million. The net loss primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP ("HLE"), TIGA and PAE, reflecting their financial performance that exceeded our previous expectations. These increases were partially offset by a decreased valuation of the contingent consideration for Amyx, which has the forecasted revenue becoming realized later than originally anticipated.
In fiscal 2022, total adjustments to our contingent earn-out liabilities in operating income were immaterial.
In fiscal 2021, we recorded adjustments to our contingent earn-out liabilities and reported a net gain in operating income of $3.3 million. These adjustments resulted from the updated valuations of the contingent consideration liabilities, which reflect updated projections of acquired companies' financial performance during their respective earn-out periods.
At October 1, 2023, there was a total potential maximum of $113.8 million of outstanding contingent consideration related to acquisitions. Of this amount, $73.4 million was estimated as the fair value and accrued on our consolidated balance sheet.
The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Beginning balance	$65,566	$59,297	$32,617
Acquisition date fair value of contingent earn-out liabilities	12,248	31,341	50,235
Change in fair value of contingent earn-out liabilities	2,480	2,184	992
Re-measurement of contingent earn-out liabilities	12,255	329	(3,273)
Foreign exchange impact	2,201	(7,152)	(596)
Earn-out payments:
Reported as cash used in operating activities	—	(310)	(427)
Reported as cash used in financing activities	(21,328)	(20,123)	(20,251)
Ending balance	$73,422	$65,566	$59,297

6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill (in thousands):

	GSG	CIG	Total

Balance at October 3, 2021	$538,433	$570,145	$1,108,578
Goodwill reallocation	(51,497)	51,497	—
Acquisitions	42,365	26,318	68,683
Translation and other	(10,199)	(56,650)	(66,849)
Balance at October 2, 2022	519,102	591,310	1,110,412
Acquisitions	138,380	621,496	759,876
Translation and other	2,460	7,496	9,956
Balance at October 1, 2023	$659,942	$1,220,302	$1,880,244
Our goodwill balances reflect the goodwill reallocation related to the creation of our new High Performance Buildings division on the first day of fiscal 2022, which included a transfer of some related operations in our GSG reportable segment to our CIG reportable segment. The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. The fiscal 2023 goodwill amounts are presented net of reductions from historical impairment adjustments and fiscal 2023 goodwill additions relate to our fiscal 2023 acquisitions. The purchase price allocations for our fiscal 2023 acquisitions are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuations.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 3, 2023 (i.e., the first day of our fourth quarter in fiscal 2023) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. As of July 3, 2023, and after the reallocation of goodwill on the first day of fiscal 2023, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 45%.
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
The gross amounts of goodwill for GSG were $677.6 million and $536.8 million at fiscal 2023 and 2022 year-ends, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $1,341.8 million and $712.8 million at fiscal 2023 and 2022 year-ends, respectively, excluding accumulated impairment of $121.5 million for each period.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets ($ in thousands):

	Fiscal Year Ended
	October 1, 2023				October 2, 2022
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	9.4	$169,217	$(36,072)	$133,145	$41,676	$(21,092)	$20,584
Backlog	0.9	63,825	(47,802)	16,023	33,286	(29,990)	3,296
Trade names	2.4	37,411	(12,643)	24,768	12,711	(7,428)	5,283
Total		$270,453	$(96,517)	$173,936	$87,673	$(58,510)	$29,163
Amortization expense for the identifiable intangible assets for fiscal 2023, 2022 and 2021 was $41.2 million, $13.2 million and $11.5 million, respectively. Foreign currency translation adjustments reduced net identifiable intangible assets by $0.2 million and $5.3 million in fiscal 2023 and 2022, respectively.
Estimated amortization expense for the succeeding five fiscal years and beyond is as follows (in thousands):

Amount

2024	$42,180
2025	28,032
2026	19,922
2027	13,861
2028	13,352
Beyond	56,589
Total	$173,936
7.           Property and Equipment
Property and equipment consisted of the following (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Equipment, furniture and fixtures	$132,744	$96,710
Leasehold improvements	44,733	32,428
Total property and equipment	177,477	129,138
Accumulated depreciation	(102,645)	(96,822)
Property and equipment, net	$74,832	$32,316

The depreciation expense related to property and equipment was $20.0 million, $13.9 million and $12.3 million for fiscal 2023, 2022 and 2021, respectively. The increases in property and equipment from October 2, 2022 to October 1, 2023 are primarily due to the RPS acquisition.

8.           Income Taxes
Income before income taxes, by geographic area, was as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Income before income taxes:
United States	$287,295	$262,428	$211,222
Foreign	113,683	86,338	55,648
Total income before income taxes	$400,978	$348,766	$266,870
Income tax expense consisted of the following (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Current:
Federal	$110,371	$47,447	$41,056
State	16,025	9,613	9,893
Foreign	28,970	26,332	18,887
Total current income tax expense	155,366	83,392	69,836

Deferred:
Federal	(18,062)	(424)	(6,034)
State	(4,976)	(382)	(2,060)
Foreign	(4,802)	3,016	(27,703)
Total deferred income tax (benefit) expense	(27,840)	2,210	(35,797)

Total income tax expense	$127,526	$85,602	$34,039

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.2	2.1	2.3
Research and Development ("R&D") credits	(0.5)	(1.0)	(2.6)
Tax differential on foreign earnings	1.5	1.0	0.9
Non-taxable foreign interest income	—	—	(1.0)
Stock compensation	(0.4)	(2.0)	(3.3)
Valuation allowance	—	0.2	(9.3)
Change in uncertain tax positions	11.6	(1.1)	1.7
Return to provision	1.1	1.4	(3.7)
Disallowed officer compensation	1.2	1.9	2.0
Cash repatriation	—	0.1	2.1
Unremitted earnings	0.2	(0.2)	1.0
Hedging gain	(5.7)	—	—
Global intangible low-taxed income	0.5	—	—
Deferred tax adjustments	(1.0)	0.1	0.8
Other	0.1	1.0	0.9
Total income tax expense	31.8%	24.5%	12.8%
The effective tax rates for fiscal 2023, 2022 and 2021 were 31.8%, 24.5% and 12.8%, respectively. The fiscal 2023 income tax expense included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested. The fiscal 2021 effective tax rate reflects a non-recurring net tax benefit of $21.6 million, consisting of a valuation allowance in the United Kingdom that was released due to sufficient positive evidence being obtained in fiscal 2021. The valuation allowance was primarily related to net operating loss carry-forwards. We evaluated the positive evidence against any negative evidence and determined that it was more likely than not that the deferred tax assets would be realized. The primary factors used to assess the likelihood of realization were the past performance of the related entity and our forecast of future taxable income. In fiscal 2021, we repatriated approximately $80 million from Canada and recognized a related tax expense of $5.6 million. At that time, we also determined that our remaining undistributed earnings in Canada of approximately $20.1 million were no longer being indefinitely reinvested and recorded an additional deferred tax liability/expense of $3.1 million. Also, income tax expense was reduced by $4.6 million, $10.3 million and $12.9 million of excess tax benefits on share-based payments in fiscal 2023, 2022 and 2021, respectively.
Excluding the impact of increasing the tax liability for uncertain tax positions, the valuation allowance release, the foreign earnings repatriation and the excess tax benefits on share-based payments our effective tax rates in fiscal 2023, 2022 and 2021 were 27.8%, 27.5% and 25.7% respectively.
We are currently under examination by the Internal Revenue Service for fiscal years from 2018 to 2021, and the Canada Revenue Agency for fiscal 2011 through 2016. We are also subject to various other state audits.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Deferred Tax Assets:
State taxes	$2,686	$1,238
Reserves and contingent liabilities	2,849	5,023
Accounts receivable including the allowance for doubtful accounts	5,323	4,986
Accrued liabilities	64,155	35,973
Lease liabilities, operating leases	53,437	49,618
Stock-based compensation	1,900	2,925
Unbilled revenue	3,090	4,885
Loss and other carry-forwards	62,777	41,648
Property and equipment	552	—
Capitalized research and development	17,778	—
Capped call transactions	12,696	—
Valuation allowance	(11,663)	(12,286)
Total deferred tax assets	215,580	134,010

Deferred Tax Liabilities:
Prepaid expense	(2,703)	(6,065)
Right-of-use assets, operating leases	(53,437)	(49,618)
Intangibles	(83,242)	(42,863)
Undistributed earnings	(1,453)	(2,200)
Property and equipment	—	(621)
Total deferred tax liabilities	(140,835)	(101,367)

Net deferred tax assets	$74,745	$32,643
Our foreign earnings are not considered indefinitely reinvested and any potential tax liability that would be incurred upon repatriation is recognized currently with the related income.
At October 1, 2023, we had available unused federal net operating loss (“NOL”) carry forwards of $37.5 million that has no expiration date; state net operating loss carry forwards of $26.0 million that expire at various dates from 2024 to 2037; and available foreign NOL carry forwards of $170.8 million, of which $21.1 million expire at various dates from 2024 to 2043, and $149.7 million have no expiration date. In addition, we had foreign capital loss carryforwards of $18.4 million, foreign corporate interest restriction allowances of $6.2 million, and foreign research and development credits of $4.5 million that do not have expiration dates. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the deferred tax assets related to certain loss carry-forwards for which a valuation allowance of $11.7 million has been provided.
At October 1, 2023, we had $53.6 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may not significantly decrease in the next 12 months. These changes would be the result of ongoing examinations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Beginning balance	$8,908	$12,899	$9,228
Acquisition of RPS Group	6,012	—	—
Additions for current fiscal year tax positions	27,272	—	2,171
Additions for prior fiscal year tax positions	14,602	—	1,500
Reductions for prior fiscal year tax positions	(1,358)	(3,014)	—
Settlements	(1,817)	(977)	—
Ending balance	$53,619	$8,908	$12,899
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2023, 2022 and 2021, we accrued additional interest and penalties of $4.6 million, $0.5 million and $0.8 million, respectively, and recorded reductions in accrued interest and penalties of $2.0 million, $0.4 million and $0, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at October 1, 2023, October 2, 2022 and October 3, 2021 was $8.0 million, $5.3 million and $5.2 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Credit facilities	$320,000	$258,754
Convertible notes	575,000	—
Debt issuance costs and discount	(15,471)	—
Less: Current portion of long-term debt	—	(12,504)
Long-term debt	$879,529	$246,250
On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at a rate of 2.25% per annum payable in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 and mature on August 15, 2028, unless converted, redeemed or repurchased (the "Convertible Notes"). Prior to May 15, 2028, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate applicable to the Convertible Notes is 5.0855 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial price of approximately $196.64 per share of our common stock, subject to adjustment if certain events occur. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
We will not be able to redeem the Convertible Notes prior to August 20, 2026. On or after August 20, 2026, we have the option to redeem for cash all or any portion of the Convertible Notes if the last reported sale price of our common stock is equal to or greater than 130% of the conversion price for a specified period of time at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued but unpaid interest. In addition, as described in the indenture governing the Convertible Notes, certain events of default including, but not limited to, bankruptcy, insolvency or reorganization, may result in the Convertible Notes becoming due and payable immediately.
Our net proceeds from the offering were approximately $560.5 million after deducting the initial purchasers’ discounts and commissions and offering expenses. We used approximately $51.8 million of the net proceeds to pay the cost of the capped call transactions described below. We used the remaining net proceeds to repay all $185.0 million principal amount outstanding under our revolving credit facility, the remaining $234.4 million principal amount outstanding under our senior secured term loan due 2027 and approximately $89.4 million principal amount outstanding under our senior secured term loan due 2026.
The Convertible Notes were recorded as a single unit within "Long-term debt" in our fiscal 2023 year-end consolidated balance sheet as the conversion option within the Convertible Notes was not a derivative that would require bifurcation and the Convertible Notes did not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense using the effective interest method over the terms of the Convertible Notes. Debt issuance costs for the Convertible Notes have been amortized to interest expense over the terms of the Convertible Notes at an effective annual interest rate of 2.79%.
The net carrying amount of the Convertible Notes was as follows (in thousands):

Balance at
October 1, 2023

Principal	$575,000
Unamortized discount and issuance costs	(14,158)
Net carrying amount	$560,842
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

Balance at
October 1, 2023

Interest expense	$1,438
Amortization of discount and issuance costs	292
Total interest expense	$1,730
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into capped call transactions (the "Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $259.56 per share, which represents a premium of 65% over the last reported sale price of our common stock of $157.31 per share on the NASDAQ Global Select Market on August 17, 2023, and is subject to certain adjustments under the terms of the Capped Call Transactions. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. The New Term Loan Facility will mature in January 2026. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures on the third anniversary of the RPS acquisition closing date in January 2026.
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
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires in February 2027, or earlier at our discretion upon payment in full of loans and other obligations.
At fiscal 2023 year-end, we had $320 million in outstanding borrowings under the Amended Credit Agreement, which was all under the New Term Loan Facility, and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings during fiscal 2023 was 5.71%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. Our year-to-date weighted-average interest rate on borrowings outstanding during fiscal 2022 under the Amended Credit Agreement, including the effects of interest rate swap agreements described in Note 14, “Derivative Financial Instruments” of the "Notes to Consolidated Financial Statements" included in Item 8, was 5.37%. At October 1, 2023, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At fiscal 2023 year-end, we were in compliance with these covenants with a consolidated leverage ratio of 1.79x and a consolidated interest coverage ratio of 9.84x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At fiscal 2023 year-end, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $54.9 million. As of October 1, 2023 we had no bank overdrafts related to our disbursement bank accounts.
The following table presents scheduled maturities of our long-term debt (in thousands):

Amount

2026	320,000
2028	575,000
Total	$895,000
10.         Leases
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to five years.
We determine if an arrangement is a lease at inception. Operating leases are included in "Right-of-use assets, operating leases", "Short-term lease liabilities, operating leases" and "Long-term lease liabilities, operating leases" in the consolidated balance sheets. Our finance leases are primarily for certain IT equipment. Our finance leases are immaterial.
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

In fiscal 2023, we exited certain lease arrangements as a result of the RPS acquisition and its subsequent integration. Accordingly, we evaluated the ongoing value of the ROU assets associated with the discontinued lease agreements. Based on this evaluation, we determined that some long-lived assets were no longer recoverable and were in fact impaired. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standards Codification Topic 820, Fair Value Measurement ("ASC 820"). The cash flows are those expected to be generated by the market participants, discounted at a real estate-based rate of interest. As a result of our evaluation, we recorded a $16.4 million non-cash charge related to the ROU operating lease asset impairment which was reported in our fiscal 2023 statement of income, and a corresponding decrease to our ROU assets operating leases on our consolidated balance sheet as of fiscal 2023 year-end.
The components of lease costs are as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Operating lease cost	$93,674	$86,725
Sublease income	(740)	(150)
Total lease cost	$92,934	$86,575
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Operating cash flows for operating leases	$78,268	$71,365
Right-of-use assets obtained in exchange for new operating lease liabilities	70,552	44,096

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Operating leases:
Right-of-use assets	$175,932	$182,319

Lease liabilities:
Current	65,005	57,865
Non-current	144,685	146,285
Total operating lease liabilities	$209,690	$204,150

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	3.0%	2.2%
As of fiscal 2023 year-end, we had $8.3 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of fiscal 2023 year-end is as follows (in thousands):

Amount

2024	$69,562
2025	53,685
2026	36,013
2027	24,904
2028	16,545
Beyond	25,671
Total lease payments	226,380
Less: imputed interest	(16,690)
Total present value of lease liabilities	$209,690
11.         Stockholders' Equity and Stock Compensation Plans
At fiscal 2023 year-end, we had the following stock-based compensation plans:
~~•~~2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and RSUs. Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. No awards have been made under the 2015 Equity Incentive Plan since the adoption of the 2018 Equity Incentive Plan on March 8, 2018 as described below.
•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At fiscal 2023 year-end, there were 2.7 million shares available for future awards pursuant to the 2018 EIP.
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 282,350 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).

The following table presents our stock-based compensation and related income tax benefits (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Total stock-based compensation	$28,607	$26,227	$23,067
Income tax benefit related to stock-based compensation	(5,779)	(5,377)	(4,910)
Stock-based compensation, net of tax benefit	$22,828	$20,850	$18,157
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income.
Stock Options
The following table presents our stock option activity for fiscal 2023 year-end:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 2, 2022	168	$38.62
Exercised	(20)	32.30
Forfeited	—	—
Outstanding on October 1, 2023	148	$39.45	3.20	$16,708

Vested or expected to vest on October 1, 2023	148	$39.45	3.20	$16,708
Exercisable on October 1, 2023	148	$39.45	3.20	$16,708
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2023 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on October 1, 2023. This amount will change based on the fair market value of our stock.
No stock options were granted in fiscal 2023, 2022 and 2021. The aggregate intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $2.5 million, $5.7 million and $29.4 million, respectively.
Net cash proceeds from the exercise of stock options were $0.6 million, $1.8 million and $11.3 million for fiscal 2023, 2022 and 2021, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options for fiscal 2023, 2022 and 2021 was $0.6 million, $1.3 million and $6.7 million, respectively.
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

A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at September 27, 2020	444	$63.93	355	$64.83
Granted	118	122.02	58	153.03
Vested	(167)	59.64	(193)	57.40
Adjustment (1)	—	—	99	57.40
Forfeited	(14)	77.74	(1)	74.05
Nonvested balance at October 3, 2021	381	83.30	318	82.96
Granted	78	184.61	42	247.16
Vested	(147)	77.47	(176)	80.17
Adjustment (1)	—	—	88	80.63
Forfeited	(13)	109.01	—	—
Nonvested balance at October 2, 2022	299	111.40	272	109.23
Granted	105	156.33	56	195.50
Vested	(119)	104.05	(138)	99.85
Adjustment (1)	—	—	69	99.85
Forfeited	(16)	140.01	(9)	193.69
Nonvested balance at October 1, 2023	269	$130.58	250	$128.21

(1) Fiscal 2021 includes a payout adjustment of 99,214 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021. Fiscal 2022 includes a payout adjustment of 88,198 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022. Fiscal 2023 includes a payout adjustment of 68,792 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023.
In fiscal 2023, 2022 and 2021, we awarded 105,082, 77,844 and 117,934 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2023, 2022 and 2021 was $156.33, $184.61 and $122.02, respectively. At fiscal 2023 year-end, there were 269,424 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award. We use historical data as a basis to estimate the probability of forfeitures related to RSUs and the ESPP Plan.
In fiscal 2023, 2022 and 2021, we awarded 56,214, 41,734 and 57,542 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted in fiscal 2023, 2022 and 2021 was $195.50, $247.16 and $153.03, respectively. At fiscal 2023 year-end, there were 249,880 PSUs outstanding.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2023, 2022 and 2021 was $26.2 million, $23.9 million and $20.9 million, respectively, and was included in total stock-based compensation expense. The actual income tax benefit realized from RSUs and PSUs for fiscal 2023, 2022 and 2021 was $4.0 million, $9.1 million and $6.2 million, respectively. At fiscal 2023 year-end, there was $38.8 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by fiscal 2026 year-end.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP (in thousands, except for purchase price):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Shares purchased	98	106	124
Weighted-average purchase price per share	$128.29	$114.17	$86.16
Cash received from exercise of purchase rights	$12,628	$12,129	$10,705
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021
Dividend yield	0.7%	1.0%	1.0%
Expected stock price volatility	38.0%	32.2%	47.9%
Risk-free rate of return, annual	4.7%	0.4%	0.1%
Expected life (in years)	1	1	1
For fiscal 2023, 2022 and 2021, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2023, 2022 and 2021 included $2.4 million, $2.3 million and $2.0 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2023 and 2022 year-ends were $0.6 million and $0.6 million, respectively. At fiscal 2023 year-end, ESPP participants had accumulated $12 million to purchase our common stock.

12.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2023, 2022 and 2021, employer contributions to the U.S. plans were $31.6 million, $29.3 million and $26.9 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At fiscal 2023 and 2022 year-ends, the consolidated balance sheets reflect assets of $43.5 million and $36.7 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $43.4 million and $36.3 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income. These related net gains and losses were immaterial for fiscal 2023, 2022 and 2021.
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
The change in the defined benefit obligation, the change in fair value of plan assets and the amounts recognized in the Consolidated Statement of Income, the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for fiscal 2023 and fiscal 2022 were immaterial.
The Plan's funded status was as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Fair value of plan assets	$39,572	$36,250
Benefit obligation	(35,303)	(33,006)
Net surplus	$4,269	$3,244
The net surplus is reflected in other long-term assets on our consolidated balance sheets as of fiscal 2023 and 2022 year-ends. The plan is closed to new participants and to future benefit accrual. The benefits paid in fiscal 2023 and 2022 were $1.3 million and $1.0 million, respectively.
The fair values of the plan assets are substantially categorized within Level 2 of the fair value hierarchy. The fair values of the plan assets by major asset categories were as follows (in thousands):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Equities	$2,213	$8,390
Mutual funds	20,458	20,886
Liability driven investment funds	13,807	6,484
Bonds	2,354	—
Cash/other	740	490
Fair value of plan assets	$39,572	$36,250
We seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ both active and passive investment management strategies. The risk in our practices includes diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The target asset allocation selected for each plan reflects a risk/return profile that we believe is appropriate relative to each plan’s liability structure and return goals.
Principal assumptions used for the benefit obligation in the valuation are as follows:

	Fiscal Year Ended
	October 1, 2023	October 2, 2022

Discount rate	5.35%	4.75%
Rate of inflation	2.80% to 3.35%	2.95% to 3.55%
13.         Earnings per Share
The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Net income attributable to Tetra Tech	$273,420	$263,125	$232,810
Weighted-average common shares outstanding – basic	53,203	53,620	54,078
Effect of diluted stock options and unvested restricted stock	434	543	597
Weighted-average common stock outstanding – diluted	53,637	54,163	54,675

Earnings per share attributable to Tetra Tech:
Basic	$5.14	$4.91	$4.31
Diluted	$5.10	$4.86	$4.26
For fiscal 2023, 2022 and 2021, no options were excluded from the calculation of dilutive potential common shares. The Convertible Notes had no impact on the calculation of dilutive potential common shares in fiscal 2023, as the price of our common stock did not exceed the conversion price. The Capped Call Transactions are excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive.
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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. At fiscal 2022 year-end, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was an unrealized gain of $2.4 million, which was reported in "Other non-current assets" on our consolidated balance sheet. Additionally, the related loss of $2.4 million, a gain of $11.8 million and a gain of $6.1 million for fiscal year ended 2023, 2022 and 2021, respectively, were recognized and reported on our consolidated statements of comprehensive income. There were no other derivative instruments that were not designated as hedging instruments for fiscal 2023, 2022 and 2021.
15.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2023, 2022 and 2021 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balances at September 27, 2020	$(146,275)	$(15,511)	$—	$(161,786)

Other comprehensive income before reclassifications	30,641	12,175	—	42,816
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(6,058)	—	(6,058)
Net current-period other comprehensive income	30,641	6,117	—	36,758

Balances at October 3, 2021	$(115,634)	$(9,394)	$—	$(125,028)

Other comprehensive income before reclassifications	(94,922)	15,937	—	(78,985)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,131)	—	(4,131)
Net current-period other comprehensive (loss) income	(94,922)	11,806	—	(83,116)

Balances at October 2, 2022	$(210,556)	$2,412	$—	$(208,144)
Other comprehensive income before reclassifications	12,623	(5,192)	2,638	10,069
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	2,780	—	2,780
Net current-period other comprehensive income (loss)	12,623	(2,412)	2,638	12,849

Balances at October 1, 2023	$(197,933)	$—	$2,638	$(195,295)

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
Debt.    The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt approximated fair value at the end of our fiscal 2023 and 2022. At fiscal 2023 year-end, we had borrowings of $320 million outstanding under our Amended Credit Agreement and $575 million outstanding under our Convertible Senior

Notes, which were used to fund our business acquisitions, working capital needs, dividends, capital expenditures and contingent earn-outs (see Note 9, "Long-Term Debt").
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
On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office filed an amended complaint in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California. The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. TtEC disputes the claims and will defend this matter vigorously. We are currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any
18.         Reportable Segments
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
Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In fiscal 2023, our Corporate segment operating losses included $33.2 million of acquisition and integration expenses as described in Note 5, "Acquisitions". We also recorded a $16.4 million ($6.8 million in GSG, $8.3 million in CIG and $1.3 million in Corporate) of a non-cash impairment charge related to our ROU operating lease assets in fiscal 2023 (see Note 10, "Leases" for more information.)

The following tables present summarized financial information of our reportable segments (in thousands):
Reportable Segments

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	October 3, 2021

Revenue
GSG	$2,158,889	$1,820,868	$1,772,905
CIG	2,424,649	1,738,436	1,500,074
Elimination of inter-segment revenue	(60,988)	(55,256)	(59,466)
Total revenue	$4,522,550	$3,504,048	$3,213,513

Income from operations
GSG	$231,762	$198,448	$174,755
CIG	243,750	194,142	152,262
Corporate (1)	(117,399)	(52,144)	(48,316)
Total income from operations	$358,113	$340,446	$278,701

(1) Includes goodwill and intangible assets impairment charges, amortization of intangibles, other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2023, 2022 and 2021 was $41.2 million, $13.2 million and $11.5 million, respectively. Additionally, Corporate results included (loss) income for fair value adjustments to contingent consideration liabilities of $(12.3) million, $(0.3) million and $3.3 million for fiscal 2023, 2022 and 2021, respectively. See Note 6 - "Goodwill and Intangible Assets" for more information.

	Balance at
	October 1, 2023	October 2, 2022

Total Assets
GSG	$543,066	$558,764
CIG	994,470	688,640
Corporate (1)	2,282,941	1,375,372
Total assets	$3,820,477	$2,622,776

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
Revenue:	October 1, 2023	October 2, 2022	October 3, 2021

United States	$2,863,635	$2,416,586	$2,256,086
Foreign countries (1)	1,658,915	1,087,462	957,427
Total	$4,522,550	$3,504,048	$3,213,513

	Balance at
Long-lived assets (2):	October 1, 2023	October 2, 2022

United States	$159,856	$199,875
Foreign countries (1)	160,174	77,305
Total	$320,030	$277,180

(1) Includes revenue and long-lived assets from our foreign operations, primarily in Canada, Australia and the United Kingdom, and revenue generated from non-U.S. clients.
(2) Excludes goodwill, intangible assets and deferred income taxes.

19.         Related Party Transactions
We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for fiscal 2023, 2022 and 2021 was $83.1 million, $96.0 million and $95.5 million, respectively. Our related reimbursable costs for fiscal 2023, 2022 and 2021 were $78.5 million, $91.7 million and $92.4 million, respectively. Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	October 1, 2023	October 2, 2022

Accounts receivable, net	$19,944	$16,818
Contract assets	2,723	2,935
Contract liabilities	3,158	3,464
20.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal 2023 and 2022 reflect all adjustments necessary for a fair statement of the results of operations (in thousands, except per share data).
In the fourth quarter of fiscal 2022 and in the first and second quarters of fiscal 2023, we recognized a $19.9 million, $68.0 million and $21.4 million, respectively, of unrealized gain on a foreign currency forward contract related to the planned acquisition of RPS. We also recorded a $16.4 million of a non-cash impairment charge related to our ROU operating lease assets in the fourth quarter of fiscal 2023 (see Note 10, "Leases" for more information). Additionally, we incurred $33.2 million of acquisition and integration expenses in fiscal 2023 (largely comprised of $19.9 million in the second quarter and $7.3 million in fourth quarter) as described in Note 5, "Acquisitions".

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2023
Revenue	$894,766	$1,158,226	$1,208,947	$1,260,611
Income from operations	92,050	61,011	97,675	107,377
Net income attributable to Tetra Tech	116,706	42,830	60,235	53,649
Earnings per share attributable to Tetra Tech:
Basic	$2.20	$0.80	$1.13	$1.01
Diluted	$2.18	$0.80	$1.12	$1.00

Weighted-average common shares outstanding:
Basic	53,069	53,227	53,231	53,247
Diluted	53,529	53,627	53,653	53,702

Fiscal Year 2022
Revenue	$858,510	$852,744	$890,231	$902,562
Income from operations	87,220	74,520	83,905	94,802
Net income attributable to Tetra Tech	68,489	53,040	58,650	82,947
Earnings per share attributable to Tetra Tech:
Basic	$1.27	$0.99	$1.10	$1.56
Diluted	$1.25	$0.98	$1.09	$1.55

Weighted-average common shares outstanding:
Basic	53,937	53,834	53,507	53,148
Diluted	54,577	54,346	54,006	53,667

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At October 1, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Consistent with the guidance issued by the Securities and Exchange Commission Staff, the evaluation excluded Amyx, which we acquired on January 3, 2023, and RPS, which we acquired on January 23, 2023. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at October 1, 2023, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at October 1, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 22, 2023, appears on pages 49-51 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2024 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)		Documents filed as part of this report	Page
	1	Consolidated financial statements
		Consolidated Balance Sheets at October 1, 2023 and October 2, 2022	52
		Consolidated Statements of Income for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021	53
		Consolidated Statements of Comprehensive Income for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021	54
		Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021	55
		Consolidated Statements of Equity for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021	56
		Notes to Consolidated Financial Statements	58
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
	2	Consolidated financial statement Schedule
		Schedule II – Valuation and Qualifying Accounts and Reserves for the fiscal years ended October 1, 2023, October 2, 2022 and October 3, 2021	91
		All other schedules are omitted because they are neither applicable nor required
	3	Exhibits
		The exhibit list in the Index to Exhibits is incorporated by reference as the list of exhibits required as part of this Report.	92

Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 3, 2021, October 2, 2022 and October 1, 2023
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Other (3)	Balance at End of Period
Allowance for doubtful accounts (1):
Fiscal 2021	$7,147	$(4,130)	$195	1,140	$4,352
Fiscal 2022	4,352	(73)	(400)	(130)	3,749
Fiscal 2023	3,749	813	(137)	540	4,965

Income tax valuation allowance:
Fiscal 2021	$24,395	$13,698	$(26,059)	$1,006	$13,040
Fiscal 2022	13,040	—	(162)	(592)	12,286
Fiscal 2023	12,286	—	(127)	(496)	11,663

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
(3) Includes losses in foreign jurisdictions, currency adjustments and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

2.1	Rule 2.7 Announcement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 26, 2022).
2.2	Cooperation Agreement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 26, 2022).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2	Bylaws of the Company (amended and restated as of November 7, 2022) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 10, 2022).
4.1
Indenture, dated as of August 22, 2023, by and between Tetra Tech, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 22, 2023).

4.2
Form of Global Note, representing Tetra Tech, Inc.’s 2.25% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 22, 2023).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 22, 2023).
10.1
Bridge Credit Agreement dated as of September 23, 2022 among Tetra Tech, Inc., the lenders party thereto and BofA Securities, Inc., as sole leader arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 2022)

10.2
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

10.3
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of August 4, 2023 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty Ltd, the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 22, 2023).

10.4
Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of August 17, 2023 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty Ltd, the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 22, 2023).

10.5	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2023).
10.6	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.7	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.8
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.9	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.10	2018 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders held on March 8, 2018).*

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

21.	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24.	Power of Attorney (included on page 94 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95.	Mine Safety Disclosures.+
101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended October 1, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+(1)

_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
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

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 22, 2023		Dan L. Batrack Chairman and Chief Executive Officer
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman and Chief Executive Officer	November 22, 2023
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 22, 2023
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 22, 2023
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 22, 2023
Gary R. Birkenbeuel
/s/ PRASHANT GANDHI	Director	November 22, 2023
Prashant Gandhi
/s/ JOANNE M. MAGUIRE	Director	November 22, 2023
Joanne M. Maguire
/s/ CHRISTIANA OBIAYA	Director	November 22, 2023
Christiana Obiaya
/s/ KIMBERLY E. RITRIEVI	Director	November 22, 2023
Kimberly E. Ritrievi
/s/ J. KENNETH THOMPSON	Director	November 22, 2023
J. Kenneth Thompson
/s/ KIRSTEN M. VOLPI	Director	November 22, 2023
Kirsten M. Volpi