Form 10-Q
period 2023-12-31
TETRA TECH INC
filed 2024-02-02
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2023

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No  ☒

At January 22, 2024, 53,466,381 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	December 31, 2023	October 1, 2023
Current assets:
Cash and cash equivalents	$198,689	$168,831
Accounts receivable, net	1,040,510	974,535
Contract assets	89,073	113,939
Prepaid expenses and other current assets	125,769	98,719
Total current assets	1,454,041	1,356,024

Property and equipment, net	74,971	74,832
Right-of-use assets, operating leases	179,513	175,932
Goodwill	1,923,146	1,880,244
Intangible assets, net	168,134	173,936
Deferred tax assets	76,210	89,002
Other non-current assets	74,808	70,507
Total assets	$3,950,823	$3,820,477

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$207,062	$173,271
Accrued compensation	222,686	302,755
Contract liabilities	382,862	335,044
Short-term lease liabilities, operating leases	68,091	65,005
Current contingent earn-out liabilities	37,556	51,108
Other current liabilities	242,738	280,959
Total current liabilities	1,160,995	1,208,142

Deferred tax liabilities	11,620	14,256
Long-term debt	945,319	879,529
Long-term lease liabilities, operating leases	139,537	144,685
Non-current contingent earn-out liabilities	18,048	22,314
Other non-current liabilities	137,617	148,045

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 31, 2023 and October 1, 2023	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,466 and 53,248 shares at December 31, 2023 and October 1, 2023, respectively	534	532
Additional paid-in capital	9,979	—
Accumulated other comprehensive loss	(132,202)	(195,295)
Retained earnings	1,659,295	1,598,196
Tetra Tech stockholders’ equity	1,537,606	1,403,433
Noncontrolling interests	81	73
Total stockholders' equity	1,537,687	1,403,506
Total liabilities and stockholders' equity	$3,950,823	$3,820,477
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 31, 2023	January 1, 2023
Revenue	$1,228,267	$894,766
Subcontractor costs	(213,098)	(158,204)
Other costs of revenue	(824,671)	(583,316)
Gross profit	190,498	153,246
Selling, general and administrative expenses	(79,417)	(56,502)
Acquisition and integration expenses	—	(3,761)
Contingent consideration – fair value adjustments	—	(933)
Income from operations	111,081	92,050
Interest expense, net	(9,577)	(5,372)
Other non-operating income	—	67,995
Income before income tax expense	101,504	154,673
Income tax expense	(26,524)	(37,958)
Net income	74,980	116,715
Net income attributable to noncontrolling interests	(8)	(9)
Net income attributable to Tetra Tech	$74,972	$116,706
Earnings per share attributable to Tetra Tech:
Basic	$1.41	$2.20
Diluted	$1.40	$2.18
Weighted-average common shares outstanding:
Basic	53,317	53,069
Diluted	53,738	53,529

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 31, 2023	January 1, 2023
Net income	$74,980	$116,715

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	63,106	33,107
Gain (loss) on cash flow hedge valuations, net of tax	—	(89)
Net pension adjustments	(13)	—
Other comprehensive income, net of tax	63,093	33,018

Comprehensive income, net of tax	$138,073	$149,733
Comprehensive income attributable to noncontrolling interests, net of tax	8	9
Comprehensive income attributable to Tetra Tech, net of tax	$138,065	$149,724

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 31, 2023	January 1, 2023
Cash flows from operating activities:
Net income	$74,980	$116,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,484	6,616
Amortization of stock-based awards	7,641	7,184
Deferred income taxes	(1,624)	15,935
Fair value adjustments to foreign currency forward contract	—	(67,995)
Other non-cash items	123	601
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(22,288)	(16,175)
Prepaid expenses and other assets	(28,615)	5,967
Accounts payable	33,790	3,820
Accrued compensation	(80,069)	(53,201)
Contract liabilities	41,862	27,769
Income taxes receivable/payable	(15,941)	4,387
Other liabilities	(20,097)	(26,432)
Net cash provided by operating activities	9,246	25,191
Cash flows from investing activities:
Capital expenditures	(3,456)	(4,996)
Proceeds from sale of assets	22	51
Net cash used in investing activities	(3,434)	(4,945)
Cash flows from financing activities:
Proceeds from borrowings	125,000	60,889
Repayments on long-term debt	(60,000)	(73,125)
Taxes paid on vested restricted stock	(12,670)	(16,586)
Payments of contingent earn-out liabilities	(18,862)	—
Stock options exercised	335	57
Dividends paid	(13,873)	(12,186)
Principal payments on finance leases	(1,539)	(1,316)
Net cash provided by (used in) financing activities	18,391	(42,267)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,655	8,695

Net increase (decrease) in cash, cash equivalents and restricted cash	29,858	(13,326)
Cash, cash equivalents and restricted cash at beginning of period	168,831	185,491
Cash, cash equivalents and restricted cash at end of period	$198,689	$172,165
Supplemental information:
Cash paid during the period for:
Interest	$9,768	$3,433
Income taxes, net of refunds received of $0.9 million and $0.1 million	$43,297	$14,540
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$198,689	$164,397
Restricted cash	—	7,768
Total cash, cash equivalents and restricted cash	$198,689	$172,165
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended January 1, 2023 and December 31, 2023
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income					116,706	116,706	9	116,715
Other comprehensive income				33,018		33,018		33,018
Cash dividends of $0.23 per common share					(12,186)	(12,186)		(12,186)
Stock-based compensation			7,184			7,184		7,184
Restricted & performance shares released	145	1	(16,587)			(16,586)		(16,586)
Stock options exercised	2	—	57			57		57
Shares issued for Employee Stock Purchase Plan	98	1	12,627			12,628		12,628
BALANCE AT JANUARY 1, 2023	53,226	$532	$3,281	$(175,126)	$1,495,221	$1,323,908	$59	$1,323,967

BALANCE AT OCTOBER 1, 2023	53,248	$532	$—	$(195,295)	$1,598,196	$1,403,433	$73	$1,403,506
Net income					74,972	74,972	8	74,980
Other comprehensive income				63,093		63,093		63,093
Cash dividends of $0.26 per common share					(13,873)	(13,873)		(13,873)
Stock-based compensation			7,641			7,641		7,641
Restricted & performance shares released	105	1	(12,671)			(12,670)		(12,670)
Stock options exercised	9	—	335			335		335
Shares issued for Employee Stock Purchase Plan	104	1	14,674			14,675		14,675
BALANCE AT DECEMBER 31, 2023	53,466	$534	$9,979	$(132,202)	$1,659,295	$1,537,606	$81	$1,537,687

See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023.

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

2.                                   Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832), which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity's financial statements. ASU 2021-10 was effective for us beginning in the first quarter of fiscal 2023. In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In the first quarter of fiscal 2024, we distributed approximately $10 million to our Canadian employees. The remaining $11 million, which we expect to distribute within one year, is reported in "Accrued compensation". We do not expect there will be any related impact on our operating income, and we have no outstanding applications for further government assistance.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2025 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 (fiscal 2026 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt Topic 740 before fiscal 2026.

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023

Client Sector:
U.S. federal government (1)	$382,076	$276,075
U.S. state and local government	150,925	153,195
U.S. commercial	222,430	198,956
International (2)	472,836	266,540
Total	$1,228,267	$894,766

Contract Type:
Fixed-price	$471,442	$327,737
Time-and-materials	549,651	420,570
Cost-plus	207,174	146,459
Total	$1,228,267	$894,766

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the first quarters of fiscal 2024 and 2023.

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

	Balance at
	December 31, 2023	October 1, 2023

Contract assets (1)	$89,073	$113,939
Contract liabilities	382,862	335,044
Net contract liabilities	$(293,789)	$(221,105)

(1)    Includes $6.0 million and $6.8 million of contract retentions at December 31, 2023 and October 1, 2023, respectively.

In the first quarters of fiscal 2024 and 2023, we recognized revenue of approximately $130 million and $81 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2023 and 2022, respectively.

Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in the first quarters of fiscal 2024 and 2023, we recognized net favorable revenue and operating income adjustments of $5.7 million and $3.5 million, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At December 31, 2023 and October 1, 2023, our consolidated balance sheets included liabilities for anticipated losses of $9.2 million and $8.5 million, respectively. The estimated cost to complete these related contracts was approximately $68 million at December 31, 2023 and October 1, 2023.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Billed	$700,880	$672,712
Unbilled	344,628	306,788
Total accounts receivable	1,045,508	979,500
Allowance for doubtful accounts	(4,998)	(4,965)
Total accounts receivable, net	$1,040,510	$974,535

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at December 31, 2023 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 31, 2023 and October 1, 2023.

Remaining Unsatisfied Performance Obligations (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.7 billion of RUPO at December 31, 2023. RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at December 31, 2023 over the following periods (in thousands):

Amount

Within 12 months	$3,149,015
Beyond	1,558,073
Total	$4,707,088

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

The table below represents the purchase price allocation for RPS based on estimates, assumptions, valuations and other analyses as of January 23, 2023. The purchase consideration, excluding the aforementioned forward contract gain, was allocated to the tangible and intangible assets, and liabilities of RPS based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

Amount

Cash and cash equivalents	$32,093
Accounts receivable and contract assets	202,303
Prepaid expenses and other current assets	45,999
Income taxes receivables	1,999
Property and equipment	38,435
Right-of-use assets, operating leases	40,179
Intangible assets	174,094
Deferred income taxes	35,084
Other long-term assets	1,061
Total assets acquired	571,247

Accounts payable	$(44,376)
Accrued compensation	(19,073)
Contract liabilities	(46,287)
Income tax payable	(7,083)
Short-term lease liabilities, operating leases	(13,477)
Other current liabilities	(135,474)
Current portion of long-term debt	(91,973)
Long-term lease liabilities, operating leases	(26,702)
Other long-term liabilities	(13,742)
Deferred tax liabilities	(41,613)
Total liabilities assumed	(439,800)

Fair value of net assets acquired	131,447

Goodwill	652,762
Total purchase consideration	$784,209

The following table summarizes the estimated fair values that were assigned to intangible assets at the acquisition date:

	Fair Value	Weighted-Average Estimated Useful Life
	(in thousands)	(in years)

Backlog	$27,880	1.6
Trade names	27,260	3.0
Client relations	118,954	11.1
Total intangible assets acquired	$174,094	8.3

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

Supplemental Pro Forma Information (Unaudited)

Following are the supplemental consolidated financial results of Tetra Tech and RPS for the first quarter of fiscal 2023 on an unaudited pro forma basis, as if the RPS acquisition had been consummated as of the beginning of fiscal 2022 (in thousands):

Three Months Ended
January 1, 2023

Revenue	$1,107,301
Net Income including noncontrolling interests	$63,701

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

The majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes. The results of fiscal 2023 acquisitions were included in our consolidated financial statements beginning on the respective closing dates.

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

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized on a straight-line basis over the useful lives of the underlying assets, ranging from one to twelve years. These consist of client relations, backlog and trade names. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

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

We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first quarter of fiscal 2024, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards. For the first quarters of fiscal 2024 and 2023, we had no material adjustments to our contingent earn-out liabilities in operating income.

The following table summarizes the changes in the fair value of estimated contingent consideration for the first quarters of fiscal 2024 and 2023 (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023

Beginning balance	$73,422	$65,566
Payments of contingent consideration	(18,862)	—
Adjustments to fair value recorded in earnings	(37)	933
Interest accretion expense	471	513
Effect of foreign currency exchange rate changes	610	2,017
Ending balance	$55,604	$69,029

Maximum potential payout at end of period	$92,253	$120,882

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 1, 2023	$659,942	$1,220,302	$1,880,244
Translation adjustments	2,731	40,171	42,902
Balance at December 31, 2023	$662,673	$1,260,473	$1,923,146

The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $680.4 million and $677.6 million at December 31, 2023 and October 1, 2023, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $1,381.9 million and $1,341.8 million at December 31, 2023 and October 1, 2023, respectively, excluding accumulated impairment of $121.5 million at each date.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 3, 2023 (i.e. the first day of our fourth quarter in fiscal 2023) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At July 3, 2023, and after the reallocation of goodwill on the first day of fiscal 2023, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 45%.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	December 31, 2023				October 1, 2023
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	9.2	$175,486	$(41,572)	$133,914	$169,217	$(36,072)	$133,145
Backlog	0.8	66,052	(54,960)	11,092	63,825	(47,802)	16,023
Trade names	2.1	39,084	(15,956)	23,128	37,411	(12,643)	24,768
Total		$280,622	$(112,488)	$168,134	$270,453	$(96,517)	$173,936

Amortization expense for the three months ended December 31, 2023 was $12.5 million, compared to $3.4 million for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2024 and succeeding years is as follows (in thousands):

Amount

2024 (remaining)	$31,021
2025	29,138
2026	20,563
2027	14,440
2028	13,930
Beyond	59,042
Total	$168,134

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Equipment, furniture and fixtures	$136,873	$132,744
Leasehold improvements	40,942	44,733
Total property and equipment	177,815	177,477
Accumulated depreciation	(102,844)	(102,645)
Property and equipment, net	$74,971	$74,832

The depreciation expense related to property and equipment was $7.0 million and $3.2 million for the first quarters of fiscal 2024 and 2023, respectively.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first quarters of fiscal 2024 and 2023. At December 31, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first quarters of fiscal 2024 and 2023:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 13, 2023	$0.26	November 30, 2023	December 13, 2023	$13,873

November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186

Subsequent Event.  On January 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on February 27, 2024 to stockholders of record as of the close of business on February 14, 2024.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023

Operating lease cost	$24,232	$20,961
Sublease (income) cost	(57)	(32)
Total lease cost	$24,175	$20,929

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023

Operating cash flows for operating leases	$19,682	$16,493
Right-of-use assets obtained in exchange for new operating lease liabilities	9,803	11,117

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Operating leases:
Right-of-use assets	$179,513	$175,932

Lease liabilities:
Current	68,091	65,005
Non-current	139,537	144,685
Total operating lease liabilities	$207,628	$209,690

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	3.1%	3.0%

At December 31, 2023, we had $8.5 million of operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at December 31, 2023 is as follows (in thousands):

Operating Leases

2024 (remaining)	$57,581
2025	56,335
2026	38,422
2027	26,272
2028	17,751
Beyond	27,148
Total lease payments	223,509
Less: imputed interest	(15,881)
Total present value of lease liabilities	$207,628

9.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three months ended December 31, 2023 was $7.6 million, compared to $7.2 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2024, we awarded 55,836 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $205.39 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 107,860 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $164.27 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	December 31, 2023	January 1, 2023

Net income attributable to Tetra Tech	$74,972	$116,706

Weighted-average common shares outstanding – basic	53,317	53,069
Effect of dilutive stock options and unvested restricted stock	421	460
Weighted-average common shares outstanding – diluted	53,738	53,529

Earnings per share attributable to Tetra Tech:
Basic	$1.41	$2.20
Diluted	$1.40	$2.18

For the first quarters of fiscal 2024 and 2023, no options were excluded from the calculation of dilutive potential common shares. The Convertible Notes described in Note 14 "Long-Term Debt", had no impact on the calculation of dilutive potential common shares in the first quarter of fiscal 2024, as the price of our common stock did not exceed the conversion price. The Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive.

11.                                  Income Taxes

The effective tax rates for the first three months of fiscal 2024 and 2023 were 26.1% and 24.5%, respectively. Income tax expense was reduced by $1.0 million and $1.7 million of excess tax benefits on share-based payments in the first quarters of fiscal 2024 and 2023, respectively. Excluding the impact of the excess tax benefits on share-based payments, our effective tax rates in the first quarters of fiscal 2024 and 2023 were 27.1% and 25.7%, respectively.

At December 31, 2023 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $61.7 million and $62.0 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil and Chile).

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

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended
	December 31, 2023	January 1, 2023

Revenue
GSG	$575,041	$471,067
CIG	669,107	439,556
Elimination of inter-segment revenue	(15,881)	(15,857)
Total revenue	$1,228,267	$894,766

Income from operations
GSG	$63,127	$60,347
CIG	71,401	50,108
Corporate (1)	(23,447)	(18,405)
Total income from operations	$111,081	$92,050

(1)     Includes amortization of intangibles, acquisition and integration expenses, as well as other costs and other income not allocable to our reportable segments.

	Balance at
	December 31, 2023	October 1, 2023

Total Assets
GSG	$584,208	$543,066
CIG	1,065,638	994,470
Corporate (1)	2,300,977	2,282,941
Total assets	$3,950,823	$3,820,477

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

13.                               Fair Value Measurements

We classified our assets and liabilities that were carried at fair value in one of the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

Derivative Instruments. Our derivative instruments are categorized within Level 2 of the fair value hierarchy. For additional information about our derivative financial instruments (see Note 15, "Derivative Financial Instruments").

Contingent Consideration. We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. (see Note 4, "Acquisitions" for further information).

Debt. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023). The carrying value of our long-term debt under our Credit Facility approximated fair value at December 31, 2023 and October 1, 2023. At December 31, 2023, we had $385 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $65 million under the Amended Revolving Credit Facility.

The estimated fair value of our $575 million Convertible Senior Notes (the "Convertible Notes") was determined based on the trading price of the Convertible Notes as of the last trading day of our first quarter of fiscal 2024. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible notes were approximately $562 million and $603 million, respectively, at December 31, 2023, and $561 million and $566 million, respectively, at October 1, 2023.

The Credit Facility and Convertible Notes were used to fund our business acquisitions, working capital needs, dividends, capital expenditures and contingent earn-outs.

14.    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Credit facilities	$385,000	$320,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(14,681)	(15,471)
Long-term debt	$945,319	$879,529

On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at a rate of 2.25% per annum payable in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 and mature on August 15, 2028, unless converted, redeemed or repurchased. Prior to May 15, 2028, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

The Convertible Notes were recorded as a single unit within "Long-term debt" in our consolidated balance sheets as the conversion option within the Convertible Notes was not a derivative that would require bifurcation and the Convertible Notes did not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense using the effective interest method over the terms of the Convertible Notes. Debt issuance costs for the Convertible Notes have been amortized to interest expense over the terms of the Convertible Notes at an effective annual interest rate of 2.79%.

The net carrying amount of the Convertible Notes was as follows (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(13,481)	(14,158)
Net carrying amount	$561,519	$560,842

The following table sets forth the interest expense recognized related to the Convertible Notes for the first quarter of fiscal 2024 (in thousands):

Amount

Interest expense	3,270
Amortization of discount and issuance costs	678
Total interest expense	$3,948

Concurrent with the offering of the Convertible Notes, in August 2023, we entered into capped call transactions (the "Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $259.56 per share, which represents a premium of 65% over the last reported sale price of our common stock of $157.31 per share on the NASDAQ Global Select Market on August 17, 2023, and is subject to certain adjustments under the terms of the Capped Call Transactions. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.

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

At December 31, 2023, we had $385 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $65 million under the Amended Revolving Credit Facility. For the first quarter of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 31, 2023, we had $434.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At December 31, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 1.84x and a consolidated interest coverage ratio of 9.49x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 31, 2023, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $57.4 million. As of December 31, 2023, we had no bank overdrafts related to our disbursement bank accounts.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. The related loss of $0.1 million was recognized and reported on our consolidated statement of comprehensive income for the first quarter of fiscal 2023. There were no derivative instruments that were not designated as hedging instruments for the first quarters of fiscal 2024 and 2023.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three months ended December 31, 2023 and January 1, 2023 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 2, 2022	$(210,556)	$2,412	—	$(208,144)
Other comprehensive income (loss) before reclassifications	33,107	(535)	—	32,572
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	446	—	446
Net current-period other comprehensive income (loss)	33,107	(89)	—	33,018

Balance at January 1, 2023	$(177,449)	$2,323	$—	$(175,126)

Balance at October 1, 2023	$(197,933)	$—	2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	63,106	—	(13)	63,093
Net current-period other comprehensive income (loss)	63,106	—	(13)	63,093

Balance at December 31, 2023	$(134,827)	$—	$2,625	$(132,202)

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
18.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. Our revenue related to services we provided to unconsolidated joint ventures for the first quarters of fiscal 2024 and 2023 was approximately $19 million and $23 million, respectively. Our related reimbursable costs for the first quarters of fiscal 2024 and 2023 were approximately $18 million and $22 million, respectively. Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	December 31, 2023	October 1, 2023

Accounts receivable, net	$23,501	$19,944
Contract assets	2,203	2,723
Contract liabilities	4,025	3,158

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 31, 2023	January 1, 2023
Client Sector
U.S. federal government (1)	31.1%	30.9%
U.S. state and local government	12.3	17.1
U.S. commercial	18.1	22.2
International (2)	38.5	29.8
Total	100.0%	100.0%

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

Commercial/International Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil and Chile).

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 31, 2023	January 1, 2023
Reportable Segment
GSG	46.8%	52.7%
CIG	54.5	49.1
Inter-segment elimination	(1.3)	(1.8)
Total	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 31, 2023	January 1, 2023
Contract Type
Fixed-price	38.4%	36.6%
Time-and-materials	44.7	47.0
Cost-plus	16.9	16.4
Total	100.0%	100.0%

Under fixed-price contracts, clients agree to pay a specified price for our performance of the entire contract or a specified portion of the contract. Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and paid for other expenses. Under cost-plus contracts, some of which are subject to a contract ceiling amount, we are reimbursed for allowable costs plus fees, which may be fixed or performance-based. Profitability on these contracts is driven by billable headcount and our cost control. Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. On a quarterly basis, we review and assess our revenue and cost estimates for each significant contract. Changes in revenue and cost estimates could also result in a projected loss that would be recorded immediately in earnings.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. In the first quarter of fiscal 2024, our revenue increased 37.3% compared to the prior-year quarter. The growth includes revenue from the acquisition of RPS, which was completed in the second quarter of fiscal 2023, that did not have comparable revenue in the last year's first quarter. Excluding RPS, our revenue increased over 13% in the first quarter of fiscal 2024 compared to the year-ago quarter. The year-over-year growth, excluding RPS, primarily reflects increased activity in our U.S. Federal and International client sectors.

U.S. Federal Government.  Our U.S. federal government revenue increased 38.4% in the first quarter of fiscal 2024 compared to the same period last year. The growth was primarily due to increased international development activity, primarily in Ukraine, and broad-based increases across civilian agencies. Our international development revenue in Ukraine was approximately $65 million higher in the first quarter of fiscal 2024 compared to the same quarter last year. We expect our U.S. federal government revenue to continue to grow in fiscal 2024. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs includes substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.  Our U.S. state and local government revenue decreased 1.5% in the first quarter of fiscal 2024 compared to fiscal 2023 quarter, which includes lower disaster response activity. Excluding disaster response, our state and local government revenue increased 23.6% in the first quarter of fiscal 2024 compared to last year's quarter. The increase reflects continued broad-based growth in our U.S. state and local government infrastructure business, particularly with increased revenue from municipal water infrastructure work, including digital water projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in fiscal 2024.

U.S. Commercial.  Our U.S. commercial revenue increased 11.8% in the first quarter of fiscal 2024 compared to the year-ago quarter. The growth was primarily due to increased activity for environmental services and clean energy permitting. We expect growth in our U.S. commercial work in fiscal 2024.

International.  Our international revenue increased 77.4% in the first quarter of fiscal 2024 compared to the same quarter last year. Excluding the contribution from RPS, our international revenue increased 9.3% compared to fiscal 2023 quarter. The revenue growth reflects higher clean energy revenue and commercial activities related to an increased focus on sustainability. We expect growth in our international work to continue in fiscal 2024.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended
	December 31, 2023	January 1, 2023	Change
			$	%
	($ in thousands, except per share data)
Revenue	$1,228,267	$894,766	$333,501	37.3%
Subcontractor costs	(213,098)	(158,204)	(54,894)	(34.7)
Revenue, net of subcontractor costs (1)	1,015,169	736,562	278,607	37.8
Other costs of revenue	(824,671)	(583,316)	(241,355)	(41.4)
Gross profit	190,498	153,246	37,252	24.3
Selling, general and administrative expenses	(79,417)	(56,502)	(22,915)	(40.6)
Acquisition and integration expenses	—	(3,761)	3,761	NM
Contingent consideration - fair value adjustments	—	(933)	933	NM
Income from operations	111,081	92,050	19,031	20.7
Interest expense	(9,577)	(5,372)	(4,205)	(78.3)
Other non-operating income	—	67,995	(67,995)	NM
Income before income tax expense	101,504	154,673	(53,169)	(34.4)
Income tax expense	(26,524)	(37,958)	11,434	30.1
Net income	74,980	116,715	(41,735)	(35.8)
Net income attributable to noncontrolling interests	(8)	(9)	1	11.1
Net income attributable to Tetra Tech	$74,972	$116,706	$(41,734)	(35.8)
Diluted earnings per share	$1.40	$2.18	$(0.78)	(35.8)%

(1)    We believe that the presentation of “Revenue, net of subcontractor costs”, which is a non-U.S. GAAP financial measure, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees. While providing services, we routinely subcontract various services and, under certain international development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with U.S. GAAP and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
NM = not meaningful

In the first quarter of fiscal 2024, revenue and revenue, net of subcontractor costs, increased $333.5 million, or 37.3%, and $278.6 million, or 37.8%, respectively, compared to the fiscal 2023 quarter. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $104.0 million, or 22.1%, and $89.7 million, or 25.4%, respectively, in the first quarter of fiscal 2024 compared to the prior-year quarter. Our CIG segment's revenue increased $229.6 million, or 52.2%, and revenue, net of subcontractor costs, increased $189.0 million, or 49.3% in the first quarter of fiscal 2024 compared to fiscal 2023 quarter. The first quarter of fiscal 2024 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition expenses related to the RPS acquisition and losses from adjustments to contingent consideration liabilities in the first quarter of fiscal 2023. Our adjusted earnings per share ("EPS") for the prior-year quarter also excludes a non-operating $68.0 million unrealized gain on a foreign exchange contract and the write-off of previously deferred debt origination fees, both related to our acquisition of RPS. This gain is reported as "Other non-operating income" in our Consolidated Statement of Income for last year's quarter. The effective tax rate applied to the adjustments to EPS to arrive at adjusted EPS average 26% for the year-ago quarter. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the fiscal 2023 quarter as reflected in our consolidated statement of income.

	Three Months Ended
	December 31, 2023	January 1, 2023	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$111,081	$92,050	$19,031	20.7%
Acquisition & integration expenses	—	3,761	(3,761)	NM
Earn-Out adjustments	—	933	(933)	NM
Adjusted income from operations (1)	$111,081	$96,744	$14,337	14.8%

EPS	$1.40	$2.18	$(0.78)	(35.8)%
Acquisition & integration expenses	—	0.05	(0.05)	NM
Earn-out adjustments	—	0.01	(0.01)	NM
Debt origination cost	—	0.04	(0.04)	NM
Foreign exchange forward contract gain	—	(0.94)	0.94	NM
Adjusted EPS (1)	$1.40	$1.34	$0.06	4.5%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income increased $19.0 million, or 20.7%, in the first quarter of fiscal 2024 compared to fiscal 2023 quarter. The first quarter fiscal 2023 results include $3.8 million of acquisition expenses (primarily legal-related) for the RPS acquisition and losses of $0.9 million related to changes in the estimated fair value of contingent earn-out liabilities. Excluding the acquisition expenses and earn-out losses, our adjusted operating income increased $14.3 million, or 14.8% in the first quarter of fiscal 2024 compared to last year's quarter. The increase reflects improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

Our net interest expense was $9.6 million and $5.4 million in the first quarters of fiscal 2024 and 2023, respectively, and increased from last year primarily due to the additional borrowings to fund the RPS acquisition. Net interest expense in the prior-year quarter includes $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility.

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

The effective tax rates for the first quarters of fiscal 2024 and 2023 were 26.1% and 24.5%, respectively. Income tax expense was reduced by $1.0 million and $1.7 million of excess tax benefits on share-based payments in the first quarters of fiscal 2024 and 2023, respectively. Excluding the impact of the excess tax benefits on share-based payments in both quarters, our effective tax rates in the first quarters of fiscal 2024 and 2023 were 27.1% and 25.7%, respectively.

Our EPS was $1.40 in the first quarter of fiscal 2024, compared to $2.18 in the prior-year quarter. Excluding the aforementioned non-operating and non-recurring items, our adjusted EPS was $1.34 in the fiscal 2023 quarter. There were no non-operating or non-recurring items impacting EPS in the first quarter of fiscal 2024.

Segment Results of Operations

Government Services Group

	Three Months Ended
	December 31, 2023	January 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$575,041	$471,067	$103,974	22.1%
Subcontractor costs	(132,341)	(118,020)	(14,321)	(12.1)
Revenue, net of subcontractor costs	$442,700	$353,047	$89,653	25.4

Income from operations	$63,127	$60,347	$2,780	4.6%

Revenue and revenue, net of subcontractor costs, increased $104.0 million, or 22.1%, and increased $89.7 million, or 25.4%, respectively, in the first quarter of fiscal 2024 compared to last year's quarter. The revenue growth includes an increase of approximately $65 million in revenue in the first quarter of fiscal 2024 related to a distinct international development funded energy program in Ukraine, compared to fiscal 2023 quarter. In addition, the growth reflects higher U.S. state and local government activities related to digital water and other U.S. federal programs, partially offset by lower disaster response revenue.

Operating income increased $2.8 million in the first quarter of fiscal 2024 compared to the prior-year quarter. The increase in operating income was due to the revenue increase noted above. Our operating margin, based on revenue, net of subcontractor costs, was 14.3% in the first quarter of fiscal 2024, compared to 17.1% in the year-ago quarter. The decrease was due to a change in contract mix, specifically the aforementioned Ukraine energy program. The decrease was also due to lower favorable operating income adjustments for several projects upon their completion in the first quarter of fiscal 2024 compared to fiscal 2023 quarter.

Commercial/International Group

	Three Months Ended
	December 31, 2023	January 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$669,107	$439,556	$229,551	52.2%
Subcontractor costs	(96,638)	(56,041)	(40,597)	(72.4)
Revenue, net of subcontractor costs	$572,469	$383,515	$188,954	49.3

Income from operations	$71,401	$50,108	$21,293	42.5%

Revenue and revenue, net of subcontractor costs, increased $229.6 million, or 52.2%, and increased $189.0 million, or 49.3%, respectively, in the first quarter of fiscal 2024 compared to the year-ago quarter. The revenue from RPS was substantially all in the CIG segment. The remaining revenue growth in fiscal 2023 primarily reflects increased activity on high performance buildings, clean energy and international infrastructure.

Operating income increased $21.3 million, or 42.5%, in the first quarter of fiscal 2024 compared to fiscal 2023 quarter. Our operating margin, based on revenue, net of subcontractor costs, was 12.5% in the first quarter of fiscal 2024 compared to 13.1% in the prior-year quarter. Excluding the RPS acquisition, which currently has a lower margin compared to the rest of the CIG segment, our operating margin was 13.4% in the first quarter of fiscal 2024 compared to 13.1% in fiscal 2023 quarter. The improved operating margin was primarily due to our increased focus on high-end consulting services, project execution and higher labor utilization.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between remaining unsatisfied performance obligations ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at December 31, 2023 and October 1, 2023 were immaterial (see the table below):

	Balance at
	December 31, 2023	October 1, 2023
	($ in millions)

RUPO	$4,707	$4,755
Backlog	4,737	4,790

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At December 31, 2023, we had $198.7 million of cash and cash equivalents and access to an additional $734.3 million of borrowings available under our credit facility. During the first quarter of fiscal 2024, we generated $9.2 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as amended for the RPS acquisition in the second quarter of fiscal 2023, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarters of fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At December 31, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

On November 13, 2023, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on December 13, 2023 to stockholders of record as of the close of business on November 30, 2023.

Subsequent Event.  On January 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.26 per share payable on February 27, 2024 to stockholders of record as of the close of business on February 14, 2024.

Cash and Cash Equivalents.  At December 31, 2023, our cash and cash equivalents were $198.7 million, an increase of $29.9 million compared to the fiscal 2023 year-end.

Operating Activities.  For the first quarter of fiscal 2024, net cash provided by operating activities was $9.2 million, a decrease of $15.9 million compared to last year's quarter. The decrease was primarily due to the timing of payments to our vendors and employees.

Investing Activities.  For the first quarter of fiscal 2024, net cash used in investing activities was $3.4 million, a decrease of $1.5 million compared to the year-ago quarter due to lower capital expenditures.

Financing Activities.  For the first quarter of fiscal 2024, net cash provided by financing activities was $18.4 million, compared to net cash used in financing activities of $42.3 million in fiscal 2023 quarter due to an increase in net debt borrowing.

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

On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028 (the "Convertible Notes"). As of October 1, 2023, $560.8 million of the Convertible Notes was included in long-term debt in our consolidated balance sheets, which is net of $14.2 million of unamortized debt issuance costs. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Amended Term Loan Facility, to prepay $89.4 million outstanding under the New Term Loan Facility and to pay down borrowings of $185.0 million under the Amended Revolving Credit Facility. See Note 14, "Long-term debt" of the "Notes to Consolidated Financial Statements" for further discussion.

At December 31, 2023, we had $385 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $65 million under the Amended Revolving Credit Facility. For the first quarter of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 31, 2023, we had $434.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At December 31, 2023, we were in compliance with these covenants with a consolidated leverage ratio of 1.84x and a consolidated interest coverage ratio of 9.49x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 31, 2023, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $57.4 million. At December 31, 2023, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2024:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 13, 2023	$0.26	November 30, 2023	$13,873	December 13, 2023
January 29, 2024	$0.26	February 14, 2024	N/A	February 27, 2024

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

At December 31, 2023 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $61.7 million and $62.0 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 31, 2023, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $57.4 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023. To date, there have been no material changes in our critical accounting policies as reported in our 2023 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At December 31, 2023, we had $385 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $65 million under the Amended Revolving Credit Facility. For the first quarter of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and the British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first quarters of fiscal 2024 and 2023.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2024 and 2023, 38.5% and 29.8% of our consolidated revenue, respectively, was generated by our international business. For the first quarter of fiscal 2024, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity by $63.1 million compared to an increase of $33.1 million in the prior-year quarter. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At December 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 17, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors

There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2023 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarters of fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At December 31, 2023, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 5.                                                         Other Information

Rule 10b5-1 Trading Plans

During the first quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 31, 2023, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2024	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)