Form 10-Q
period 2024-03-31
TETRA TECH INC
filed 2024-05-03
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

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
Yes ☐   No  ☒

At April 22, 2024, 53,497,270 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	March 31, 2024	October 1, 2023
Current assets:
Cash and cash equivalents	$210,294	$168,831
Accounts receivable, net	1,037,883	974,535
Contract assets	102,991	113,939
Prepaid expenses and other current assets	128,753	98,719
Total current assets	1,479,921	1,356,024

Property and equipment, net	72,897	74,832
Right-of-use assets, operating leases	181,948	175,932
Goodwill	1,977,688	1,880,244
Intangible assets, net	175,611	173,936
Deferred tax assets	87,561	89,002
Other non-current assets	94,948	70,507
Total assets	$4,070,574	$3,820,477

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215,644	$173,271
Accrued compensation	251,035	302,755
Contract liabilities	373,682	335,044
Short-term lease liabilities, operating leases	70,793	65,005
Current contingent earn-out liabilities	46,959	51,108
Other current liabilities	235,821	280,959
Total current liabilities	1,193,934	1,208,142

Deferred tax liabilities	17,647	14,256
Long-term debt	951,031	879,529
Long-term lease liabilities, operating leases	139,364	144,685
Non-current contingent earn-out liabilities	27,620	22,314
Other non-current liabilities	156,128	148,045

Commitments and contingencies (Note 18)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 31, 2024 and October 1, 2023	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,497 and 53,248 shares at March 31, 2024 and October 1, 2023, respectively	535	532
Additional paid-in capital	18,972	—
Accumulated other comprehensive loss	(156,546)	(195,295)
Retained earnings	1,721,833	1,598,196
Tetra Tech stockholders’ equity	1,584,794	1,403,433
Noncontrolling interests	56	73
Total stockholders' equity	1,584,850	1,403,506
Total liabilities and stockholders' equity	$4,070,574	$3,820,477
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Revenue	$1,251,616	$1,158,226	$2,479,883	$2,052,991
Subcontractor costs	(198,989)	(188,661)	(412,087)	(346,865)
Other costs of revenue	(845,132)	(798,719)	(1,669,803)	(1,382,035)
Gross profit	207,495	170,846	397,993	324,091
Selling, general and administrative expenses	(89,812)	(82,347)	(169,229)	(138,848)
Acquisition and integration expenses	—	(19,944)	—	(23,705)
Contingent consideration – fair value adjustments	—	(7,544)	—	(8,477)
Income from operations	117,683	61,011	228,764	153,061
Interest expense, net	(9,883)	(13,323)	(19,461)	(18,695)
Other non-operating income	—	21,407	—	89,402
Income before income tax expense	107,800	69,095	209,303	223,768
Income tax expense	(31,341)	(26,254)	(57,864)	(64,212)
Net income	76,459	42,841	151,439	159,556
Net income attributable to noncontrolling interests	(13)	(11)	(21)	(20)
Net income attributable to Tetra Tech	$76,446	$42,830	$151,418	$159,536
Earnings per share attributable to Tetra Tech:
Basic	$1.43	$0.80	$2.83	$3.00
Diluted	$1.42	$0.80	$2.81	$2.98
Weighted-average common shares outstanding:
Basic	53,484	53,227	53,419	53,165
Diluted	53,875	53,627	53,825	53,595

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Net income	$76,459	$42,841	$151,439	$159,556

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(24,344)	(8,154)	38,762	24,953
Loss on cash flow hedge valuations, net of tax	—	(896)	—	(985)
Net pension adjustments	—	2,794	(13)	2,794
Other comprehensive income (loss), net of tax	(24,344)	(6,256)	38,749	26,762

Comprehensive income, net of tax	$52,115	$36,585	$190,188	$186,318
Comprehensive income attributable to noncontrolling interests, net of tax	13	10	21	19
Comprehensive income attributable to Tetra Tech, net of tax	$52,102	$36,575	$190,167	$186,299

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net income	$151,439	$159,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,215	23,537
Amortization of stock-based awards	15,617	14,602
Deferred income taxes	(8,049)	20,978
Fair value adjustments to foreign currency forward contract	—	(89,402)
Fair value adjustments to contingent consideration	—	8,477
Other non-cash items	1,032	(884)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(23,195)	(36,545)
Prepaid expenses and other assets	(33,412)	(20,461)
Accounts payable	36,406	43,169
Accrued compensation	(74,291)	(42,872)
Contract liabilities	34,801	29,037
Income taxes receivable/payable	(18,556)	3,190
Other liabilities	(6,826)	741
Net cash provided by operating activities	112,181	113,123
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(71,796)	(854,319)
Settlement of foreign currency forward contract	—	109,306
Capital expenditures	(7,463)	(10,294)
Proceeds from sale of assets	98	88
Net cash used in investing activities	(79,161)	(755,219)
Cash flows from financing activities:
Proceeds from borrowings	180,000	975,889
Repayments on long-term debt	(110,000)	(249,667)
Shares repurchased for tax withholdings on share-based awards	(12,781)	(16,680)
Payments of contingent earn-out liabilities	(22,112)	(2,000)
Stock options exercised	1,462	91
Dividends paid	(27,781)	(24,428)
Principal payments on finance leases	(3,155)	(2,714)
Net cash provided by financing activities	5,633	680,491

Effect of exchange rate changes on cash and cash equivalents	2,810	7,899

Net increase in cash and cash equivalents	41,463	46,294
Cash and cash equivalents at beginning of period	168,831	185,094
Cash and cash equivalents at end of period	$210,294	$231,388
Supplemental information:
Cash paid during the period for:
Interest	$23,532	$18,791
Income taxes, net of refunds received of $2.4 million and $1.2 million	$84,916	$40,107
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended April 2, 2023 and March 31, 2024
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2023	53,226	$532	$3,281	$(175,126)	$1,495,221	$1,323,908	$59	$1,323,967
Net income					42,830	42,830	11	42,841
Other comprehensive loss				(6,255)		(6,255)	(1)	(6,256)
Cash dividends of $0.23 per common share					(12,242)	(12,242)		(12,242)
Stock-based compensation			7,418			7,418		7,418
Restricted & performance shares released	1	—	(94)			(94)		(94)
Stock options exercised	1	—	34			34		34
BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668

BALANCE AT DECEMBER 31, 2023	53,466	$534	$9,979	$(132,202)	$1,659,295	$1,537,606	$81	$1,537,687
Net income					76,446	76,446	13	76,459
Other comprehensive income				(24,344)		(24,344)		(24,344)
Distributions paid to noncontrolling interests						—	(38)	(38)
Cash dividends of $0.26 per common share					(13,908)	(13,908)		(13,908)
Stock-based compensation			7,976			7,976		7,976
Restricted & performance shares released	2	—	(111)			(111)		(111)
Stock options exercised	29	1	1,126			1,127		1,127
Shares issued for Employee Stock Purchase Plan	—	—	2			2		2
BALANCE AT MARCH 31, 2024	53,497	$535	$18,972	$(156,546)	$1,721,833	$1,584,794	$56	$1,584,850

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended April 2, 2023 and March 31, 2024
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income					159,536	159,536	20	159,556
Other comprehensive income (loss)				26,763		26,763	(1)	26,762
Cash dividends of 0.46 per common share					(24,428)	(24,428)		(24,428)
Stock-based compensation			14,602			14,602		14,602
Restricted & performance shares released	146	1	(16,681)			(16,680)		(16,680)
Stock options exercised	3	—	91			91		91
Shares issued for Employee Stock Purchase Plan	98	$1	$12,627			12,628		12,628
BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668

BALANCE AT OCTOBER 1, 2023	53,248	$532	$—	$(195,295)	$1,598,196	$1,403,433	$73	$1,403,506
Net income					151,418	151,418	21	151,439
Other comprehensive income				38,749		38,749		38,749
Distributions paid to noncontrolling interests						—	(38)	(38)
Cash dividends of 0.52 per common share					(27,781)	(27,781)		(27,781)
Stock-based compensation			15,617			15,617		15,617
Restricted & performance shares released	107	1	(12,782)			(12,781)		(12,781)
Stock options exercised	38	1	1,461			1,462		1,462
Shares issued for Employee Stock Purchase Plan	104	1	14,676			14,677		14,677
BALANCE AT MARCH 31, 2024	53,497	$535	$18,972	$(156,546)	$1,721,833	$1,584,794	$56	$1,584,850

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

2.                                   Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2025 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt Topic 280 before fiscal 2025.

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

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Client Sector:
U.S. federal government (1)	$407,002	$382,374	$789,078	$658,449
U.S. state and local government	147,551	147,791	298,476	300,985
U.S. commercial	201,407	208,538	423,837	407,494
International (2)	495,656	419,523	968,492	686,063
Total	$1,251,616	$1,158,226	$2,479,883	$2,052,991

Contract Type:
Fixed-price	$459,022	$413,924	$930,464	$741,661
Time-and-materials	591,844	533,496	1,141,495	954,066
Cost-plus	200,750	210,806	407,924	357,264
Total	$1,251,616	$1,158,226	$2,479,883	$2,052,991

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 31, 2024 and April 2, 2023.

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

	Balance at
	March 31, 2024	October 1, 2023

Contract assets (1)	$102,991	$113,939
Contract liabilities	(373,682)	(335,044)
Net contract liabilities	$(270,691)	$(221,105)

(1)    Includes $5.5 million and $6.8 million of contract retentions at March 31, 2024 and October 1, 2023, respectively.

Our contract assets decreased, and our contract liabilities increased in the second quarter of fiscal 2024 compared to fiscal 2023 year-end, due to the timing of our milestone billing on fixed-price contracts which were different from the timing of revenue recognition on those contracts. In the first halves of fiscal 2024 and 2023, we recognized revenue of approximately $177 million and $121 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2023 and 2022, respectively.

Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in the first halves of fiscal 2024 and 2023, we recognized net favorable revenue and operating income adjustments of $9.9 million and $4.0 million, respectively.

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At March 31, 2024 and October 1, 2023, our consolidated balance sheets included liabilities for anticipated losses of $13.3 million and $8.5 million, respectively. The estimated cost to complete these related contracts was approximately $104 million and $68 million at March 31, 2024 and October 1, 2023, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Billed	$674,059	$672,712
Unbilled	368,579	306,788
Total accounts receivable	1,042,638	979,500
Allowance for doubtful accounts	(4,755)	(4,965)
Total accounts receivable, net	$1,037,883	$974,535

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at March 31, 2024 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 31, 2024 and October 1, 2023.

Remaining Unsatisfied Performance Obligation (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.7 billion of RUPO at March 31, 2024. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at March 31, 2024 over the following periods (in thousands):

Amount

Within 12 months	$3,260,974
Beyond	1,448,574
Total	$4,709,548

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Our RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate. Our operations and maintenance contracts can generally be terminated by the clients without a substantive financial penalty; therefore, the remaining performance obligations on such contracts are limited to the notice period required for the termination (usually 30, 60, or 90 days).

4.            Acquisitions

In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. LST is included in our Government Services Group ("GSG") segment. The total fair value of the purchase price of LST was $102 million. This amount was comprised of $76 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $22 million for the estimated fair value of contingent earn-out obligations, with a maximum of $45 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition date. The purchase price for LST of $102 million was allocated $10 million to net tangible assets, $21 million to identifiable intangible assets, and $71 million to goodwill. This allocation is preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation. LST was not considered significant to our consolidated financial statements. As a result, no pro forma information has been provided.

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

The total purchase price for RPS was approximately £633 million ($784 million). In the second quarter and first half of fiscal 2023, we incurred $19.9 million and $23.7 million, respectively, related to acquisition and integration costs primarily for professional fees, substantially all of which were paid as of the end of the second quarter of fiscal 2023. On January 23, 2023, we also settled a foreign exchange forward contract that was integral to our plan to finance the RPS acquisition. The cash gain of $109.3 million did not qualify for hedge accounting. As a result, the gain was recognized as non-operating income over the life of the contract and not included in the purchase price allocation below. However, the cash proceeds of $109.3 million economically reduced the purchase price for the shares of RPS to approximately $675 million. This forward contract is explained further in Note 16, "Derivative Financial Instruments".

The table below represents the purchase price allocation for RPS based on estimates, assumptions, valuations and other analyses as of January 23, 2023. The all cash purchase consideration, excluding the aforementioned forward contract gain, was allocated to the tangible and intangible assets, and liabilities of RPS based on their estimated fair values, with any excess purchase consideration allocated to goodwill as follows (in thousands):

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

Supplemental Pro Forma Information (Unaudited)

Following are the supplemental consolidated financial results of Tetra Tech and RPS for the second quarter and first half of fiscal 2023 on an unaudited pro forma basis, as if the RPS acquisition had been consummated at the beginning of fiscal 2022 (in thousands):

	Three Months Ended	Six Months Ended
	April 2, 2023	April 2, 2023

Revenue	$1,203,538	$2,310,839
Net Income including noncontrolling interests	40,200	103,901

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

The fiscal 2024 goodwill addition from LST is deductible for tax purposes, while the majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes. The results of fiscal 2024 and 2023 acquisitions were included in our consolidated financial statements beginning on their respective closing dates.

Our fiscal 2024 goodwill addition from the LST acquisition reflects the extensive technical knowledge of LST's workforce, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and LST’s reputation in providing mission critical solutions to both commercial and government customers. The goodwill additions from fiscal 2023 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water, renewable energy and sustainable infrastructure; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies.

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

We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first half of fiscal 2024, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards.

During the second quarter and first half of fiscal 2024, we recorded immaterial adjustments, individually and in aggregate, to our contingent earn-out liabilities and included the corresponding amount in our operating income. During the first half of fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a related net loss in operating income of $8.5 million (largely in the second quarter). The net loss primarily resulted from increased valuation of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP and The Integration Group of Americas, Inc., reflecting financial performance that exceeded our previous expectations.

The following table summarizes the changes in the fair value of estimated contingent consideration for the second quarters and first halves of fiscal 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Beginning balance	$55,604	$69,029	$73,422	$65,566
Estimated earn-out liabilities for acquisitions	21,900	12,248	21,900	12,248
Payments of contingent consideration	(3,250)	(2,000)	(22,112)	(2,000)
Adjustments to fair value recorded in earnings	14	7,544	(22)	8,477
Interest accretion expense	444	697	915	1,212
Effect of foreign currency exchange rate changes	(133)	564	476	2,579
Ending balance	$74,579	$88,082	$74,579	$88,082

Maximum potential payout at end of period	$129,253	$143,882	$129,253	$143,882

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 1, 2023	$659,942	$1,220,302	$1,880,244
Acquisition activity	71,100	—	71,100
Translation adjustments	2,155	24,189	26,344
Balance at March 31, 2024	$733,197	$1,244,491	$1,977,688

The foreign currency translation adjustments resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $750.9 million and $677.6 million at March 31, 2024 and October 1, 2023, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $1,366.0 million and $1,341.8 million at March 31, 2024 and October 1, 2023, respectively, excluding accumulated impairment of $121.5 million at each date.

We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 3, 2023 (i.e. the first day of our fourth quarter in fiscal 2023) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At July 3, 2023, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 45%.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	March 31, 2024				October 1, 2023
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	8.7	$188,940	$(45,970)	$142,970	$169,217	$(36,072)	$133,145
Backlog	0.7	71,161	(58,761)	12,400	63,825	(47,802)	16,023
Trade names	1.9	38,633	(18,392)	20,241	37,411	(12,643)	24,768
Total		$298,734	$(123,123)	$175,611	$270,453	$(96,517)	$173,936

Amortization expense for the second quarter and first half of fiscal 2024 was $12.1 million and $24.6 million, compared to $12.1 million and $15.5 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2024 and succeeding years is as follows (in thousands):

Amount

2024 (remaining)	$24,255
2025	33,499
2026	22,916
2027	16,806
2028	16,296
Beyond	61,839
Total	$175,611

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Equipment, furniture and fixtures	$131,308	$132,744
Leasehold improvements	46,094	44,733
Total property and equipment	177,402	177,477
Accumulated depreciation	(104,505)	(102,645)
Property and equipment, net	$72,897	$74,832

For the second and first half of fiscal 2024, our depreciation expense related to property and equipment was $5.6 million and $12.6 million, respectively, compared to $4.8 million and $8.0 million for the fiscal 2023 periods.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first halves of fiscal 2024 and 2023. At March 31, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first halves of fiscal 2024 and 2023:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 13, 2023	$0.26	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	$0.26	February 14, 2024	February 27, 2024	$13,908
Total dividend paid as of March 31, 2024				$27,781

November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	$0.23	February 13, 2023	February 24, 2023	$12,242
Total dividend paid as of April 2, 2023				$24,428

Subsequent Event.  On April 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.29 per share payable on May 31, 2024 to stockholders of record as of the close of business on May 20, 2024.

8.                                     Leases

Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to five years.

We determine if an arrangement is a lease at inception. Operating leases are included in "Right-of-use assets, operating leases", "Short-term lease liabilities, operating leases" and "Long-term lease liabilities, operating leases" in the consolidated balance sheets. Our finance leases are primarily for certain IT equipment and are immaterial.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Operating lease cost	$24,785	$24,419	$49,018	$45,380
Sublease income	(106)	(48)	(163)	(79)
Total lease cost	$24,679	$24,371	$48,855	$45,301

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	March 31, 2024	April 2, 2023

Operating cash flows for operating leases	$38,738	$36,439
Right-of-use assets obtained in exchange for new operating lease liabilities	32,637	52,036

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Operating leases:
Right-of-use assets	$181,948	$175,932

Lease liabilities:
Current	70,793	65,005
Non-current	139,364	144,685
Total operating lease liabilities	$210,157	$209,690

Weighted-average remaining lease term:
Operating leases	4 years	5 years
Weighted-average discount rate:
Operating leases	3.3%	3.0%

At March 31, 2024, we had $1.0 million of operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at March 31, 2024 is as follows (in thousands):

Operating Leases

2024 (remaining)	$41,362
2025	63,260
2026	43,026
2027	29,959
2028	19,529
Beyond	28,198
Total lease payments	225,334
Less: imputed interest	(15,177)
Total present value of lease liabilities	$210,157

9.    Employee Benefits

In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In the first half of fiscal 2024 (all in the first quarter of fiscal 2024), we distributed approximately $10 million to our Canadian employees. The remaining $11 million, which we expect to distribute within one year, is reported in "Accrued compensation". We do not expect there will be any related impact on our operating income, and we have no outstanding applications for further government assistance.

10.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 31, 2024 was $8.0 million and $15.6 million, compared to $7.4 million and $14.6 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2024, we awarded 55,836 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $203.53 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 139,681 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $164.33 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

11.                                Earnings per Share (“EPS”)

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

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Net income attributable to Tetra Tech	$76,446	$42,830	$151,418	$159,536

Weighted-average common shares outstanding – basic	53,484	53,227	53,419	53,165
Effect of dilutive stock options and unvested restricted stock	391	400	406	430
Weighted-average common shares outstanding – diluted	53,875	53,627	53,825	53,595

Earnings per share attributable to Tetra Tech:
Basic	$1.43	$0.80	$2.83	$3.00
Diluted	$1.42	$0.80	$2.81	$2.98

For the second quarters and first halves of fiscal 2024 and 2023, no options were excluded from the calculation of dilutive potential common shares. The Convertible Senior Notes (the "Convertible Notes") described in Note 15, "Long-Term Debt", had no impact on the calculation of dilutive potential common shares in the second quarter and first half of fiscal 2024, as the price of our common stock did not exceed the conversion price. The Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive.

12.                                  Income Taxes

The effective tax rates for the first halves of fiscal 2024 and 2023 were 27.6% and 28.7%, respectively. Income tax expense was reduced by $1.9 million and $1.8 million of excess tax benefits on share-based payments in the first halves of fiscal 2024 and 2023, respectively. In addition, income tax expense in the first half of fiscal 2024 (all in the second quarter) included $2.8 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Furthermore, income tax expense in the first half of fiscal 2023 (all in the second quarter) included non-operating income tax expenses of $6.7 million to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments, the settlement amounts in the first half of fiscal 2024 and the additional $6.7 million in the first half of fiscal 2023, our effective tax rates in the first halves of fiscal 2024 and 2023 were 27.1% and 26.5%, respectively.

At March 31, 2024 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $62.3 million and $62.0 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

13.                               Reportable Segments

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

CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil).

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

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Revenue
GSG	$597,127	$563,254	$1,172,168	$1,034,322
CIG	671,155	610,358	1,340,262	1,049,914
Elimination of inter-segment revenue	(16,666)	(15,386)	(32,547)	(31,245)
Total revenue	$1,251,616	$1,158,226	$2,479,883	$2,052,991

Income from operations
GSG	$64,007	$52,210	$127,134	$112,557
CIG	75,955	52,518	147,356	102,626
Corporate (1)	(22,279)	(43,717)	(45,726)	(62,122)
Total income from operations	$117,683	$61,011	$228,764	$153,061

(1)     Includes amortization of intangibles, acquisition and integration expenses, as well as other costs and other income not allocable to our reportable segments.

	Balance at
	March 31, 2024	October 1, 2023

Total Assets
GSG	$628,814	$543,066
CIG	1,045,575	994,470
Corporate (1)	2,396,185	2,282,941
Total assets	$4,070,574	$3,820,477

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

14.                               Fair Value Measurements

We classified our assets and liabilities that were carried at fair value in one of the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

Derivative Instruments. Our derivative instruments are categorized within Level 2 of the fair value hierarchy. For additional information about our derivative financial instruments (see Note 16, "Derivative Financial Instruments").

Contingent Consideration. We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. (see Note 4, "Acquisitions" for further information).

Debt. The fair value of long-term debt under our Credit Facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023). The carrying value of our long-term debt under our Credit Facility approximated fair value at March 31, 2024 and October 1, 2023. At March 31, 2024, we had $390 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $70 million under the Amended Revolving Credit Facility.

The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our second quarter of fiscal 2024. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $562 million and $631 million, respectively, at March 31, 2024, and $561 million and $566 million, respectively, at October 1, 2023.

15.    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Credit facilities	$390,000	$320,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(13,969)	(15,471)
Long-term debt	$951,031	$879,529

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

The Convertible Notes were recorded as a single unit within "Long-term debt" in our consolidated balance sheets as the conversion option within the Convertible Notes was not a derivative that would require bifurcation and the Convertible Notes did not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and are amortized to interest expense using the effective interest method over the terms of the Convertible Notes resulting in an effective annual interest rate of 2.79%.

The net carrying amount of the Convertible Notes was as follows (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(12,798)	(14,158)
Net carrying amount	$562,202	$560,842

The following table sets forth the interest expense recognized related to the Convertible Notes for the second quarter and first half of fiscal 2024 (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2024	March 31, 2024

Interest expense	$3,127	$6,397
Amortization of discount and issuance costs	683	1,360
Total interest expense	$3,810	$7,757

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

At March 31, 2024, we had $390 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $70 million under the Amended Revolving Credit Facility. During the six months ended March 31, 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At March 31, 2024, we had $429.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At March 31, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.73x and a consolidated interest coverage ratio of 10.98x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 31, 2024, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $55.1 million. As of March 31, 2024, we had no bank overdrafts related to our disbursement bank accounts.

16.                               Derivative Financial Instruments

We periodically use certain interest rate derivative contracts to hedge interest rate exposures on our variable rate debt. We also enter into foreign currency derivative contracts with financial institutions to reduce the risk that cash flows and earnings could adversely be affected by foreign currency exchange rate fluctuations. Our hedging program is not designated for trading or speculative purposes.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. The related loss of $0.9 million and $1.0 million were recognized and reported on our consolidated statement of comprehensive income for the three and six months ended April 2, 2023. There were no derivative instruments that were not designated as hedging instruments for the first halves of fiscal 2024 and 2023.

17.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and six months ended March 31, 2024 and April 2, 2023 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2023	$(177,449)	$2,323	—	$(175,126)
Other comprehensive (loss) income before reclassifications	(8,153)	(1,767)	2,794	(7,126)
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	871	—	871
Net current-period other comprehensive (loss) income	(8,153)	(896)	2,794	(6,255)

Balance at April 2, 2023	$(185,602)	$1,427	$2,794	$(181,381)

Balance at December 31, 2023	$(134,827)	$—	2,625	$(132,202)
Other comprehensive loss before reclassifications	(24,344)	—	—	(24,344)
Net current-period other comprehensive loss	(24,344)	—	—	(24,344)

Balance at March 31, 2024	$(159,171)	$—	$2,625	$(156,546)

	Six Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 2, 2022	$(210,556)	$2,412	—	$(208,144)
Other comprehensive income (loss) before reclassifications	24,954	(2,302)	2,794	25,446
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	1,317	—	1,317
Net current-period other comprehensive income (loss)	24,954	(985)	2,794	26,763

Balance at April 2, 2023	$(185,602)	$1,427	$2,794	$(181,381)

Balance at October 1, 2023	$(197,933)	$—	2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	38,762	—	(13)	38,749
Net current-period other comprehensive income (loss)	38,762	—	(13)	38,749

Balance at March 31, 2024	$(159,171)	$—	$2,625	$(156,546)

(1)    This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income. See Note 16 “Derivative Financial Instruments”, for more information.

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

19.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Revenue	$14,436	$19,888	$33,404	$42,876
Related reimbursable costs	13,115	18,952	30,738	40,627

Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	March 31, 2024	October 1, 2023

Accounts receivable, net	$15,051	$19,944
Contract assets	2,078	2,723
Contract liabilities	5,051	3,158

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

Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. We are working on over 100,000 projects, in more than 100 countries on all seven continents, with a talent force of 28,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Client Sector
U.S. federal government (1)	32.5%	33.0%	31.8%	32.1%
U.S. state and local government	11.8	12.8	12.0	14.7
U.S. commercial	16.1	18.0	17.1	19.8
International (2)	39.6	36.2	39.1	33.4
Total	100.0%	100.0%	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

We manage our operations under two reportable segments. Our Government Services Group reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Group reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies.

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

Commercial/International Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil).

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Reportable Segment
GSG	47.7%	48.6%	47.3%	50.4%
CIG	53.6	52.7	54.0	51.1
Inter-segment elimination	(1.3)	(1.3)	(1.3)	(1.5)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023

Contract Type
Fixed-price	36.7%	35.7%	37.5%	36.1%
Time-and-materials	47.3	46.1	46.0	46.5
Cost-plus	16.0	18.2	16.5	17.4
Total	100.0%	100.0%	100.0%	100.0%

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

In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. LST is included in our GSG segment.

In the second quarter of fiscal 2023, we completed the acquisition of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange in an all cash transaction totaling $784 million. We funded the RPS acquisition with debt, net of $109 million in proceeds from a foreign exchange forward contract that we entered into at the same time we made the formal offer to acquire RPS on September 23, 2022. RPS employs approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients.

In the second quarter of fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm based in Reston, Virginia. With over 500 employees, Amyx provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 U.S. federal government programs. Amyx is included in our GSG segment.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. Our revenue increased 20.8% in the first half of fiscal 2024 compared to the same period last year primarily reflecting increased activity in our U.S. federal and international client sectors. Our revenue in the first half of fiscal 2024 includes $266 million from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 7.9% compared to the first half of fiscal 2023.

The table below presents our revenue by client sector (amounts in thousands):

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%

Client Sector
U.S. federal government (1)	$789,078	$658,449	$130,629	19.8%
U.S. state and local government	298,476	300,985	(2,509)	(0.8)%
U.S. commercial	423,837	407,494	16,343	4.0%
International (2)	968,492	686,063	282,429	41.2%
Total	$2,479,883	$2,052,991	$426,892	20.8%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

U.S. Federal Government.

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%
	($ in thousands)
Revenue (1)	$789,078	$658,449	$130,629	19.8%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.

Our 19.8% growth in U.S. federal revenue in the first half of fiscal 2024 compared to the first half of last year primarily reflects increased international development activity and broad-based growth across civilian agencies. For the first half of fiscal 2024, the growth in our international development activity primarily relates to activity in Ukraine to support energy security and other humanitarian needs. This international development revenue was approximately $56 million higher in the first half of fiscal 2024 compared to the prior-year period. Our growth in the first half of fiscal 2024 also includes approximately $51 million of revenue from our recent acquisitions, that did not have comparable revenue for the same period in fiscal 2023. We expect our U.S. federal government revenue to continue to grow in the second half of fiscal 2024. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs includes substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%
	($ in thousands)
Revenue	$298,476	$300,985	$(2,509)	(0.8)%

For the first half of fiscal 2024, our U.S. state and local government revenue declined year-over-year due to lower disaster response revenue of approximately $41 million primarily due to the wind-down of hurricane related projects in the southeastern U.S. last year. Excluding our disaster response activities, our U.S. state and local government revenue increased 19.9% in the first half of fiscal 2024 compared to the year-ago period primarily reflecting continued increased revenue from advanced water treatment projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the second half of fiscal 2024.

U.S. Commercial.

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%
	($ in thousands)
Revenue	$423,837	$407,494	$16,343	4.0%

For the first half of fiscal 2024, our U.S. commercial revenue growth was due to increased planning and permitting projects related to renewable energy generation and transmission. We expect revenue growth to continue in our U.S. commercial business in the second half of fiscal 2024.

International.

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%
	($ in thousands)
Revenue (1)	$968,492	$686,063	$282,429	41.2%

(1)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

Our international revenue growth of 41.2% in the first half of fiscal 2024 compared to the first half of last year primarily reflects higher renewable energy revenue and commercial activities related to an increased focus on sustainability in addition to contributions from acquisitions. For the first half of fiscal 2024, our international revenue growth includes approximately $182 million of revenue from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 14.7% compared to the fiscal 2023 period. We expect growth in our international work to continue in the second half of fiscal 2024.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,251,616	$1,158,226	$93,390	8.1%	$2,479,883	$2,052,991	$426,892	20.8%
Subcontractor costs	(198,989)	(188,661)	(10,328)	(5.5)	(412,087)	(346,865)	(65,222)	(18.8)
Revenue, net of subcontractor costs (1)	1,052,627	969,565	83,062	8.6	2,067,796	1,706,126	361,670	21.2
Other costs of revenue	(845,132)	(798,719)	(46,413)	(5.8)	(1,669,803)	(1,382,035)	(287,768)	(20.8)
Gross profit	207,495	170,846	36,649	21.5	397,993	324,091	73,902	22.8
Selling, general and administrative expenses	(89,812)	(82,347)	(7,465)	(9.1)	(169,229)	(138,848)	(30,381)	(21.9)
Acquisition and integration expenses	—	(19,944)	19,944	NM	—	(23,705)	23,705	NM
Contingent consideration - fair value adjustments	—	(7,544)	7,544	NM	—	(8,477)	8,477	NM
Income from operations	117,683	61,011	56,672	92.9	228,764	153,061	75,703	49.5
Interest expense	(9,883)	(13,323)	3,440	25.8	(19,461)	(18,695)	(766)	(4.1)
Other non-operating income	—	21,407	(21,407)	NM	—	89,402	(89,402)	NM
Income before income tax expense	107,800	69,095	38,705	56.0	209,303	223,768	(14,465)	(6.5)
Income tax expense	(31,341)	(26,254)	(5,087)	(19.4)	(57,864)	(64,212)	6,348	9.9
Net income	76,459	42,841	33,618	78.5	151,439	159,556	(8,117)	(5.1)
Net income attributable to noncontrolling interests	(13)	(11)	(2)	(18.2)	(21)	(20)	(1)	(5.0)
Net income attributable to Tetra Tech	$76,446	$42,830	$33,616	78.5	$151,418	$159,536	$(8,118)	(5.1)
Diluted earnings per share	$1.42	$0.80	$0.62	77.5%	$2.81	$2.98	$(0.17)	(5.7)%

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
NM = not meaningful

Our revenue growth in the second quarter and first half of fiscal 2024 reflects increases in both of our reportable segments. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $33.9 million, or 6.0%, and $30.9 million, or 7.1%, respectively, in the second quarter of fiscal 2024 compared to the prior-year quarter. Our CIG segment's revenue increased $60.8 million, or 10.0%, and revenue, net of subcontractor costs, increased $52.1 million, or 9.8% in the second quarter of fiscal 2024 compared to the prior-year quarter.

In the first half of fiscal 2024, our GSG segment's revenue and revenue, net of subcontractor costs, increased $137.8 million, or 13.3%, and $120.6 million, or 15.3%, respectively, compared to the same period last year. Our CIG segment's revenue increased $290.3 million, or 27.7%, and revenue, net of subcontractor costs, increased $241.1 million, or 26.3% in the first half of fiscal 2024 compared to fiscal 2023 period. The second quarter and first half results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition expenses related to the RPS acquisition and adjustments to contingent consideration liabilities in the second quarter and first half of fiscal 2023. Our adjusted earnings per share ("EPS") for these periods also excludes non-operating gains on a foreign exchange contract of $21.4 million and $89.4 million, respectively. The gains are reported as "Other non-operating income" in our consolidated statements of income. Further, our adjusted EPS excludes acquisition costs and the write-off of previously deferred debt origination fees reflected as additional interest expense, of $21.0 million in the second quarter and $27.5 million in the first half of fiscal 2023 related to the RPS acquisition. The effective tax rate applied to the adjustments to EPS to arrive at adjusted EPS averaged 26% for the first half of fiscal 2023. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statement of income.

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$117,683	$61,011	$56,672	92.9%	$228,764	$153,061	$75,703	49.5%
Acquisition & integration expenses	—	19,944	(19,944)	NM	—	23,705	(23,705)	NM
Earn-Out adjustments	—	7,544	(7,544)	NM	—	8,477	(8,477)	NM
Adjusted income from operations (1)	$117,683	$88,499	$29,184	33.0%	$228,764	$185,243	$43,521	23.5%

EPS	$1.42	$0.80	$0.62	77.5%	$2.81	$2.98	$(0.17)	(5.7)%
Acquisition & integration expenses	—	0.43	(0.43)	NM	—	0.52	(0.52)	NM
Earn-out adjustments	—	0.12	(0.12)	NM	—	0.13	(0.13)	NM
Foreign exchange forward contract gain	—	(0.29)	0.29	NM	—	(1.23)	1.23	NM
Adjusted EPS (1)	$1.42	$1.06	$0.36	34.0%	$2.81	$2.40	$0.41	17.1%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income in the second quarter and first half of fiscal 2023 included $19.9 million and $23.7 million of acquisition and integration expenses (primarily legal and other professional fees), respectively, for the RPS acquisition. Operating income for these periods also included a net loss of $7.5 million and $8.5 million, respectively, related to changes in the estimated fair value of contingent earn-out liabilities. Excluding the acquisition expenses and earn-out losses, our adjusted operating income increased $29.2 million, or 33.0% in the second quarter and $43.5 million, or 23.5%, in the first half of fiscal 2024 compared to the same periods last year. These increases reflect improved results in both of our operating segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
($ in thousands)
Net interest expense	$9,883	$13,323	$(3,440)	(25.8)%	$19,461	$18,695	$766	4.1%

For the first half of fiscal 2023 (all in the first quarter), net interest expense included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility. For the second quarter and first half of fiscal 2023, net interest expense included $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense decreased $2.4 million in the second quarter of fiscal 2024 compared to fiscal 2023 quarter. The decrease primarily reflects the lower borrowing costs from our convertible notes issued in the fourth quarter of fiscal 2023, which we used to refinance the existing higher-cost debt. Also excluding the write-offs, our interest expense increased $4.6 million in the first half of fiscal 2024 compared to the same period last year primarily due to the lower average borrowings in the first half of fiscal 2023 as the first quarter of fiscal 2023 did not include any borrowings for the RPS acquisition.

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
($ in thousands)
Other non-operating income	$—	$21,407	$(21,407)	NM	$—	$89,402	$(89,402)	NM

Other non-operating income for the second quarter and first half of fiscal 2023 reflects gains on a foreign exchange forward contract integrated with the acquisition of RPS. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked to market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative cash gain of approximately $109 million.

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
($ in thousands)
Income tax expense	$31,341	$26,254	$5,087	19.4%	$57,864	$64,212	$(6,348)	(9.9)%

The effective tax rates for the first halves of fiscal 2024 and 2023 were 27.6% and 28.7%, respectively. Income tax expense was reduced by $1.9 million and $1.8 million of excess tax benefits on share-based payments in the first halves of fiscal 2024 and 2023, respectively. In addition, income tax expense in the first half of fiscal 2024 (all in the second quarter) included $2.8 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Furthermore, income tax expense in the first half of fiscal 2023 (all in the second quarter) included non-operating income tax expenses of $6.7 million to recognize the tax liability for foreign earnings, primarily in the U.K. and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments, the settlement amounts in the first half of fiscal 2024 and the additional $6.7 million in the first half of fiscal 2023, our effective tax rates in the first halves of fiscal 2024 and 2023 were 27.1% and 26.5%, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
	($ in thousands)
Revenue	$597,127	$563,254	$33,873	6.0%	$1,172,168	$1,034,322	$137,846	13.3%
Subcontractor costs	(130,630)	(127,704)	(2,926)	(2.3)	(262,971)	(245,725)	(17,246)	(7.0)
Revenue, net of subcontractor costs (1)	$466,497	$435,550	$30,947	7.1	$909,197	$788,597	$120,600	15.3

Income from operations	$64,007	$52,210	$11,797	22.6%	$127,134	$112,557	$14,577	13.0%

(1)     Non-GAAP financial measure

The revenue growth in the second quarter and first half of fiscal 2024 of 6.0% and 13.3%, respectively, compared to the same periods last year primarily reflects higher U.S. state and local government activities related to advanced water treatment, U.S. federal government activities related to international development and contributions from acquisitions. This growth was partially offset by lower disaster response activity. The revenue growth in the first half of fiscal 2024 includes a $56 million increase from the aforementioned international development activities in Ukraine compared to the same period last year. Our revenue growth in the second quarter and first half of fiscal 2024 also includes approximately $24 million and $50 million, respectively, of revenue from our recent acquisitions, that did not have comparable revenue for the same periods in fiscal 2023. Conversely, our revenue growth also includes decreased revenue from disaster response activities, which was approximately $12 million and $39 million lower in the second quarter and first half of fiscal 2024, respectively, compared to the same periods in fiscal 2023. Excluding the acquisitions, increased activity in Ukraine and the partially offsetting lower disaster response revenue, our revenue increased 7.4% and 8.7% in the second quarter and first half of fiscal 2024, respectively, compared to the same periods last year.

Operating income increased primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, was 14.0% in the first half of fiscal 2024, compared to 14.3% in the first half of fiscal 2023. The decrease was due to a change in contract mix, specifically the aforementioned increase in the Ukraine energy program, which has a lower margin compared to other GSG activities.

Commercial/International Group

	Three Months Ended				Six Months Ended
	March 31, 2024	April 2, 2023	Change		March 31, 2024	April 2, 2023	Change
			$	%			$	%
	($ in thousands)
Revenue	$671,155	$610,358	$60,797	10.0%	$1,340,262	$1,049,914	$290,348	27.7%
Subcontractor costs	(85,025)	(76,343)	(8,682)	(11.4)	(181,663)	(132,385)	(49,278)	(37.2)
Revenue, net of subcontractor costs (1)	$586,130	$534,015	$52,115	9.8	$1,158,599	$917,529	$241,070	26.3

Income from operations	$75,955	$52,518	$23,437	44.6%	$147,356	$102,626	$44,730	43.6%

(1)     Non-GAAP financial measure

The revenue growth in the second quarter and first half of fiscal 2024 of 10.0% and 27.7%, respectively, compared to the same periods last year primarily reflects increased activities related to renewable energy and international infrastructure in addition to contributions from acquisitions. The revenue growth in the first half of fiscal 2024 includes approximately $216 million from the RPS acquisition that did not have comparable revenue in the same period last year. Excluding the impact of the RPS acquisition, our revenue increased 7.1% in the first half of fiscal 2024 compared to the same period last year.

For the second quarter and first half of fiscal 2024, our operating income increased due to the aforementioned revenue growth for both periods. In addition, our operating margin improved in the first half of fiscal 2024 compared to the same period last year. Our operating margin, based on revenue, net of subcontractor costs, improved approximately 150 basis points from 11.2% in the first half of fiscal 2023 to 12.7% in the first half of this year. The improved operating margin was primarily due to our increased focus on high-end consulting services, and improved project execution, particularly in the RPS operations.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at March 31, 2024 and October 1, 2023 were immaterial (see the table below):

	Balance at
	March 31, 2024	October 1, 2023
	($ in millions)

RUPO	$4,710	$4,755
Backlog	4,739	4,790

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At March 31, 2024, we had $210.3 million of cash and cash equivalents and access to an additional $729.3 million of borrowings available under our credit facility. During the first half of fiscal 2024, we generated $112.2 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	Balance at
	March 31, 2024	October 1, 2023	Change
			$	%

Cash and cash equivalents	$210,294	$168,831	$41,463	24.6%

	Six Months Ended
	March 31, 2024	April 2, 2023	Change
			$	%

Net cash provided by (used in):
Operating activities	$112,181	$113,123	$(942)	(0.8)%
Investing activities	(79,161)	(755,219)	676,058	89.5
Financing activities	5,633	680,491	(674,858)	(99.2)
Effect of exchange rate changes	2,810	7,899	(5,089)	(64.4)
Net increase in cash and cash equivalents	$41,463	$46,294	$(4,831)	(10.4)%

Operating Activities.  Cash from operations in the first half of fiscal 2023 included $27 million of payments related to the RPS acquisition, primarily the acquisition and integration costs. Excluding these costs, our cash from operations decreased approximately 20% in the first half of fiscal 2024 compared to the same period last year. This decrease primarily relates to $27 million in U.S. federal income tax payments made in the first quarter of fiscal 2024 that typically would have been made in fiscal 2023, but for the IRS permitted 2023 federal tax payment deferrals for disaster zones that we elected. In addition, we paid $5 million more in interest in the first half of fiscal 2024 than in the first half of last year primarily due to the additional debt incurred to fund the RPS acquisition.

Investing Activities.  For the first half of fiscal 2024, the cash used in investing activities includes net payments of $72 million for the LST acquisition completed in the second quarter of fiscal 2024. The fiscal 2023 period reflects $854 million of net payments for RPS and Amyx acquisitions completed in the second quarter of fiscal 2023, net of the $109 million of related foreign exchange hedge proceeds in the second quarter of fiscal 2023.

Financing Activities.  For the first half of fiscal 2024, net cash provided by financing activities declined due to $656 million higher in net borrowings in the prior-year period, which was used to primarily fund our fiscal 2023 acquisitions of RPS and Amyx. To a lesser extent, the decline in our net cash provided by financing activities was due to $20 million more cash used for contingent earn-out payments in the current year's period compared to the same period last year.

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

On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028 (the "Convertible Notes"). As of October 1, 2023, $560.8 million of the Convertible Notes was included in long-term debt in our consolidated balance sheets, which is net of $14.2 million of unamortized debt issuance costs. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Amended Term Loan Facility, to prepay $89.4 million outstanding under the New Term Loan Facility and to pay down borrowings of $185.0 million under the Amended Revolving Credit Facility. See Note 15, "Long-term debt" of the "Notes to Consolidated Financial Statements" for further discussion.

At March 31, 2024, we had $390 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $70 million under the Amended Revolving Credit Facility. For the first half of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At March 31, 2024, we had $429.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At March 31, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.73x and a consolidated interest coverage ratio of 10.98x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 31, 2024, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $55.1 million. At March 31, 2024, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Stock repurchases. On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At March 31, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2024:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 13, 2023	$0.26	November 30, 2023	$13,873	December 13, 2023
January 29, 2024	0.26	February 14, 2024	13,908	February 27, 2024

Subsequent Event.  On April 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.29 per share payable on May 31, 2024 to stockholders of record as of the close of business on May 20, 2024.

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

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may not significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense. At March 31, 2024 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $62.3 million and $62.0 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 31, 2024, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $55.1 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At March 31, 2024, we had $390 million in outstanding borrowings under the Amended Credit Agreement, which was comprised of $320 million under the New Term Loan Facility and $70 million under the Amended Revolving Credit Facility. For the first half of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.75%.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and the British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first halves of fiscal 2024 and 2023.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first halves of fiscal 2024 and 2023, 39.1% and 33.4% of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2024, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity by $38.8 million compared to an increase of $25.0 million in the prior-year quarter. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.           Legal Proceedings

For information regarding legal proceedings, see Note 18, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At March 31, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 5.                                                         Other Information

Rule 10b5-1 Trading Plans

During the second quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2024	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)