Form 10-Q
period 2024-06-30
TETRA TECH INC
filed 2024-08-02
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024

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
Yes ☐   No  ☒

At July 22, 2024, 53,532,413 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION

    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

ASSETS	June 30, 2024	October 1, 2023
Current assets:
Cash and cash equivalents	$212,321	$168,831
Accounts receivable, net	1,053,758	974,535
Contract assets	118,556	113,939
Prepaid expenses and other current assets	121,846	98,719
Total current assets	1,506,481	1,356,024

Property and equipment, net	70,694	74,832
Right-of-use assets, operating leases	167,317	175,932
Goodwill	1,992,110	1,880,244
Intangible assets, net	164,459	173,936
Deferred tax assets	89,510	89,002
Other non-current assets	94,334	70,507
Total assets	$4,084,905	$3,820,477

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198,341	$173,271
Accrued compensation	317,457	302,755
Contract liabilities	372,283	335,044
Short-term lease liabilities, operating leases	65,932	65,005
Current contingent earn-out liabilities	47,407	51,108
Other current liabilities	244,842	280,959
Total current liabilities	1,246,262	1,208,142

Deferred tax liabilities	17,254	14,256
Long-term debt	861,830	879,529
Long-term lease liabilities, operating leases	128,892	144,685
Non-current contingent earn-out liabilities	22,876	22,314
Other non-current liabilities	141,588	148,045

Commitments and contingencies (Note 18)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 30, 2024 and October 1, 2023	—	—
Common stock - authorized, 150,000 shares of $0.01 par value; issued and outstanding, 53,532 and 53,248 shares at June 30, 2024 and October 1, 2023, respectively	535	532
Additional paid-in capital	28,171	—
Accumulated other comprehensive loss	(154,689)	(195,295)
Retained earnings	1,792,121	1,598,196
Tetra Tech stockholders’ equity	1,666,138	1,403,433
Noncontrolling interests	65	73
Total stockholders' equity	1,666,203	1,403,506
Total liabilities and stockholders' equity	$4,084,905	$3,820,477
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	$1,344,323	$1,208,947	$3,824,205	$3,261,938
Subcontractor costs	(234,742)	(221,387)	(646,828)	(568,252)
Other costs of revenue	(886,409)	(798,714)	(2,556,212)	(2,180,749)
Gross profit	223,172	188,846	621,165	512,937
Selling, general and administrative expenses	(94,042)	(89,064)	(263,293)	(227,912)
Acquisition and integration expenses	—	(2,107)	—	(25,812)
Contingent consideration – fair value adjustments	(500)	—	(477)	(8,477)
Income from operations	128,630	97,675	357,395	250,736
Interest expense, net	(9,912)	(14,869)	(29,374)	(33,563)
Other non-operating income	—	—	—	89,402
Income before income tax expense	118,718	82,806	328,021	306,575
Income tax expense	(32,894)	(22,568)	(90,758)	(86,781)
Net income	85,824	60,238	237,263	219,794
Net income attributable to noncontrolling interests	(14)	(3)	(35)	(23)
Net income attributable to Tetra Tech	$85,810	$60,235	$237,228	$219,771
Earnings per share attributable to Tetra Tech:
Basic	$1.60	$1.13	$4.44	$4.13
Diluted	$1.59	$1.12	$4.40	$4.10
Weighted-average common shares outstanding:
Basic	53,515	53,231	53,451	53,188
Diluted	54,052	53,653	53,901	53,615

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$85,824	$60,238	$237,263	$219,794

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	1,854	44,500	40,616	69,453
Loss on cash flow hedge valuations, net of tax	—	(1,044)	—	(2,029)
Net pension adjustments	3	—	(10)	2,794
Other comprehensive income, net of tax	1,857	43,456	40,606	70,218

Comprehensive income, net of tax	$87,681	$103,694	$277,869	$290,012
Less: Comprehensive income attributable to noncontrolling interests, net of tax	14	4	35	23
Comprehensive income attributable to Tetra Tech, net of tax	$87,667	$103,690	$277,834	$289,989

See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net income	$237,263	$219,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,718	43,221
Amortization of stock-based awards	23,713	21,640
Deferred income taxes	(9,736)	21,475
Fair value adjustments to foreign currency forward contract	—	(89,402)
Fair value adjustments to contingent consideration	477	8,477
Other non-cash items	3,769	(796)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(54,286)	(41,824)
Prepaid expenses and other assets	(18,437)	1,970
Accounts payable	18,991	(3,678)
Accrued compensation	(7,982)	5,263
Contract liabilities	33,011	56,189
Income taxes receivable/payable	(16,436)	10,645
Other liabilities	(13,955)	(6,921)
Net cash provided by operating activities	253,110	246,053
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(93,650)	(854,319)
Settlement of foreign currency forward contract	—	109,306
Capital expenditures	(11,324)	(17,322)
Proceeds from sale of assets	666	439
Net cash used in investing activities	(104,308)	(761,896)
Cash flows from financing activities:
Proceeds from borrowings	180,000	979,859
Repayments on long-term debt	(200,000)	(411,676)
Shares repurchased for tax withholdings on share-based awards	(12,906)	(16,785)
Payments of contingent earn-out liabilities	(29,112)	(15,078)
Stock options exercised	2,690	425
Dividends paid	(43,303)	(38,268)
Principal payments on finance leases	(4,827)	(4,082)
Net cash (used in) provided by financing activities	(107,458)	494,395

Effect of exchange rate changes on cash and cash equivalents	2,146	12,410

Net increase (decrease) in cash and cash equivalents	43,490	(9,038)
Cash and cash equivalents at beginning of period	168,831	185,094
Cash and cash equivalents at end of period	$212,321	$176,056
Supplemental information:
Cash paid during the period for:
Interest	$26,867	$34,839
Income taxes, net of refunds received of $4.0 million and $1.5 million	$115,933	$54,967
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended July 2, 2023 and June 30, 2024
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT APRIL 2, 2023	53,228	$532	$10,639	$(181,381)	$1,525,809	$1,355,599	$69	$1,355,668
Net income	—	—	—	—	60,235	60,235	3	60,238
Other comprehensive income	—	—	—	43,455	—	43,455	1	43,456
Cash dividends of $0.26 per common share	—	—	—	—	(13,840)	(13,840)	—	(13,840)
Stock-based compensation	—	—	7,038	—	—	7,038	—	7,038
Restricted & performance shares released	3	—	(105)	—	—	(105)	—	(105)
Stock options exercised	12	—	334	—	—	334	—	334
BALANCE AT JULY 2, 2023	53,243	$532	$17,906	$(137,926)	$1,572,204	$1,452,716	$73	$1,452,789

BALANCE AT MARCH 31, 2024	53,497	$535	$18,972	$(156,546)	$1,721,833	$1,584,794	$56	$1,584,850
Net income	—	—	—	—	85,810	85,810	14	85,824
Other comprehensive income	—	—	—	1,857	—	1,857	—	1,857
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Cash dividends of $0.29 per common share	—	—	—	—	(15,522)	(15,522)	—	(15,522)
Stock-based compensation	—	—	8,096	—	—	8,096	—	8,096
Restricted & performance shares released	1	—	(125)	—	—	(125)	—	(125)
Stock options exercised	34	—	1,228	—	—	1,228	—	1,228
BALANCE AT JUNE 30, 2024	53,532	$535	$28,171	$(154,689)	$1,792,121	$1,666,138	$65	$1,666,203

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended July 2, 2023 and June 30, 2024
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 2, 2022	52,981	$530	$—	$(208,144)	$1,390,701	$1,183,087	$50	$1,183,137
Net income	—	—	—	—	219,771	219,771	23	219,794
Other comprehensive income	—	—	—	70,218	—	70,218	—	70,218
Cash dividends of 0.72 per common share	—	—	—	—	(38,268)	(38,268)	—	(38,268)
Stock-based compensation	—	—	21,640	—	—	21,640	—	21,640
Restricted & performance shares released	149	1	(16,786)	—	—	(16,785)	—	(16,785)
Stock options exercised	15	—	425	—	—	425	—	425
Shares issued for Employee Stock Purchase Plan	98	1	12,627	—	—	12,628	—	12,628
BALANCE AT JULY 2, 2023	53,243	$532	$17,906	$(137,926)	$1,572,204	$1,452,716	$73	$1,452,789

BALANCE AT OCTOBER 1, 2023	53,248	$532	$—	$(195,295)	$1,598,196	$1,403,433	$73	$1,403,506
Net income	—	—	—	—	237,228	237,228	35	237,263
Other comprehensive income	—	—	—	40,606	—	40,606	—	40,606
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Cash dividends of 0.81 per common share	—	—	—	—	(43,303)	(43,303)	—	(43,303)
Stock-based compensation	—	—	23,713	—	—	23,713	—	23,713
Restricted & performance shares released	108	1	(12,907)	—	—	(12,906)	—	(12,906)
Stock options exercised	72	1	2,689	—	—	2,690	—	2,690
Shares issued for Employee Stock Purchase Plan	104	1	14,676	—	—	14,677	—	14,677
BALANCE AT JUNE 30, 2024	53,532	$535	$28,171	$(154,689)	$1,792,121	$1,666,138	$65	$1,666,203

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

2.                                   Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2025 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt Topic 280 before fiscal 2025.

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

3.                                   Revenue and Contract Balances

We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Client Sector:
U.S. federal government (1)	$432,242	$338,022	$1,221,320	$996,471
U.S. state and local government	146,401	151,462	444,877	452,447
U.S. commercial	241,838	225,907	665,675	633,401
International (2)	523,842	493,556	1,492,333	1,179,619
Total	$1,344,323	$1,208,947	$3,824,205	$3,261,938

Contract Type:
Fixed-price	$548,452	$452,605	$1,478,915	$1,194,266
Time-and-materials	589,301	596,904	1,730,796	1,550,970
Cost-plus	206,570	159,438	614,494	516,702
Total	$1,344,323	$1,208,947	$3,824,205	$3,261,938

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 30, 2024 and July 2, 2023.

Contract Assets and Contract Liabilities

We invoice customers based on the contractual terms of each contract. However, the timing of revenue recognition may differ from the timing of invoice issuance. Contract assets represent revenue recognized in excess of the amounts for which we have the contractual right to bill our customers. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones or completion of a contract. In addition, many of our time-and-materials arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract retentions, included in contract assets, represent amounts withheld by clients until certain conditions are met or the project is completed, which may extend beyond one year.

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

	Balance at
	June 30, 2024	October 1, 2023

Contract assets (1)	$118,556	$113,939
Contract liabilities	(372,283)	(335,044)
Net contract liabilities	$(253,727)	$(221,105)

(1)    Includes $6.2 million and $6.8 million of contract retentions at June 30, 2024 and October 1, 2023, respectively.

Both our contract assets and contract liabilities increased in the third quarter of fiscal 2024 compared to fiscal 2023 year-end, due to the timing of our milestone billing on fixed-price contracts which were different from the timing of revenue recognition on those contracts. For the first nine months of fiscal 2024 and 2023, we recognized revenue of approximately $214 million and $143 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2023 and 2022, respectively.

Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, for the third quarter and first nine months of fiscal 2024, we recognized net favorable revenue and operating income adjustments of $6.5 million and $16.4 million, respectively. For the first nine months of fiscal 2023, we recognized net favorable revenue and operating income adjustments of $4.0 million (substantially all in the first quarter).

Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At June 30, 2024 and October 1, 2023, our consolidated balance sheets included liabilities for anticipated losses of $15.0 million and $8.5 million, respectively. The estimated cost to complete these related contracts was approximately $95 million and $68 million at June 30, 2024 and October 1, 2023, respectively.

Accounts Receivable, Net

Net accounts receivable consisted of the following (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Billed	$685,184	$672,712
Unbilled	372,913	306,788
Total accounts receivable	1,058,097	979,500
Allowance for doubtful accounts	(4,339)	(4,965)
Total accounts receivable, net	$1,053,758	$974,535

Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at June 30, 2024 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.

Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 30, 2024 and October 1, 2023.

Remaining Unsatisfied Performance Obligation (“RUPO”)

Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $5.2 billion of RUPO at June 30, 2024. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO at June 30, 2024 over the following periods (in thousands):

Amount

Within 12 months	$3,508,571
Beyond	1,683,295
Total	$5,191,866

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

4.            Acquisitions

In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In the third quarter of fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. CCE’s expertise includes customized digital controls and software solutions, advanced data analytics, cloud data integration, and cybersecurity applications. Both LST and CCE are included in our Government Services Group ("GSG") segment. The aggregate fair value of the purchase price of these two acquisitions was $120 million. This amount consisted of $93 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $23 million for the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition dates. The $120 million purchase price was allocated $12 million to net tangible assets, $23 million to identifiable intangible assets, and $85 million to goodwill. The purchase price allocation is preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation. These acquisitions were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.

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

The total purchase price for RPS was approximately £633 million ($784 million). In the third quarter and first nine months of fiscal 2023, we incurred $2.1 million and $25.8 million, respectively, of acquisition and integration costs primarily for professional fees, substantially all of which were paid as of the end of the third quarter of fiscal 2023. On January 23, 2023, we also settled a foreign exchange forward contract that was integral to our plan to finance the RPS acquisition. The cash gain of $109.3 million did not qualify for hedge accounting. As a result, the gain was recognized as non-operating income over the life of the contract and not included in the purchase price allocation below. However, the cash proceeds of $109.3 million economically reduced the purchase price for the shares of RPS to approximately $675 million. This forward contract is explained further in Note 16, "Derivative Financial Instruments".

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

Supplemental Pro Forma Information (Unaudited)

Following are the supplemental consolidated financial results of Tetra Tech and RPS for the third quarter and first nine months of fiscal 2023 on an unaudited pro forma basis, as if the RPS acquisition had been consummated at the beginning of fiscal 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	July 2, 2023	July 2, 2023

Revenue	$1,208,947	$3,519,792
Net income including noncontrolling interests	61,770	104,564

In fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm based in Reston, Virginia. With over 500 employees, Amyx provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 Federal Government programs. Amyx is included in our GSG segment. The total fair value of the purchase price of Amyx was $120.9 million, consisted of a $100.0 million payable in a promissory note issued to the sellers (paid subsequent to closing), $8.7 million of payables related to estimated post-closing adjustments, and $12.2 million for the estimated fair value of contingent earn-out obligations, with a maximum of $25.0 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition date. Amyx was not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

The fiscal 2024 goodwill addition from LST and CCE are deductible for tax purposes, while the majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes. The results of fiscal 2024 and 2023 acquisitions were included in our consolidated financial statements beginning on their respective closing dates.

Our fiscal 2024 goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. The goodwill additions from fiscal 2023 business combinations are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water and environment; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies.

Intangible assets with finite lives arise from business acquisitions and are amortized based on the period over which the contractual or economic benefit of the intangible assets are expected to be realized on a straight-line basis over the useful lives of the underlying assets, ranging from one to 12 years. These consist of client relations, backlog and trade names. For detailed information regarding our intangible assets, see Note 5, “Goodwill and Intangible Assets”.

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

We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first nine months of fiscal 2024, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO, and the inventory of prospective new contract awards.

During the third quarter and first nine months of fiscal 2024, we recorded immaterial adjustments, individually and in aggregate, to our contingent earn-out liabilities and included the corresponding amount in our operating income. During the first nine months of fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a related net loss in operating income of $8.5 million (largely in the second quarter). The net loss primarily resulted from increased valuation of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP and The Integration Group of Americas, Inc., reflecting financial performance that exceeded our previous expectations.

The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Beginning balance	$74,579	$88,082	$73,422	$65,566
Estimated earn-out liabilities for acquisitions	1,138	—	23,038	12,248
Payments of contingent consideration	(7,000)	(13,078)	(29,112)	(15,078)
Adjustments to fair value recorded in earnings	500	—	477	8,477
Interest accretion expense	1,038	707	1,953	1,919
Effect of foreign currency exchange rate changes	28	888	505	3,467
Ending balance	$70,283	$76,599	$70,283	$76,599

Maximum potential payout at end of period	$128,573	$120,320	$128,573	$120,320

5.            Goodwill and Intangible Assets

The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 1, 2023	$659,942	$1,220,302	$1,880,244
Acquisition activity	84,865	—	84,865
Translation and other adjustments	2,282	24,719	27,001
Balance at June 30, 2024	$747,089	$1,245,021	$1,992,110

The goodwill addition in GSG resulted from the purchase price allocations for our fiscal 2024 acquisitions which are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuation. Goodwill adjustments primarily related to the foreign currency translation adjustments which resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency. These goodwill amounts are presented net of reductions from historical impairment adjustments. The gross amounts for GSG were $764.8 million and $677.6 million at June 30, 2024 and October 1, 2023, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for CIG were $1,366.5 million and $1,341.8 million at June 30, 2024 and October 1, 2023, respectively, excluding accumulated impairment of $121.5 million at each date.

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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	Period Ended
	June 30, 2024				October 1, 2023
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	8.4	$190,329	$(50,980)	$139,349	$169,217	$(36,072)	$133,145
Backlog	0.6	72,579	(65,050)	7,529	63,825	(47,802)	16,023
Trade names	1.7	38,773	(21,192)	17,581	37,411	(12,643)	24,768
Total		$301,681	$(137,222)	$164,459	$270,453	$(96,517)	$173,936

Amortization expense for the third quarter and first nine months of fiscal 2024 was $13.8 million and $38.4 million, compared to $14.1 million and $29.6 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2024 and succeeding years is as follows (in thousands):

Amount

2024 (remaining)	$11,322
2025	34,712
2026	23,334
2027	16,830
2028	16,320
Beyond	61,941
Total	$164,459

6.                                     Property and Equipment

Property and equipment consisted of the following (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Equipment, furniture and fixtures	$130,748	$132,744
Leasehold improvements	46,042	44,733
Total property and equipment	176,790	177,477
Accumulated depreciation	(106,096)	(102,645)
Property and equipment, net	$70,694	$74,832

For the third quarter and first nine months of fiscal 2024, our depreciation expense related to property and equipment was $5.7 million and $18.3 million, respectively, compared to $5.6 million and $13.7 million for third quarter and first nine months of fiscal 2023, respectively.

7.                                     Stock Repurchase and Dividends

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. We did not repurchase any shares of our common stock in the first nine months of fiscal 2024 and 2023. At June 30, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first nine months of fiscal 2024 and 2023:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 13, 2023	$0.26	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	0.26	February 14, 2024	February 27, 2024	13,908
April 29, 2024	0.29	May 20, 2024	May 31, 2024	15,522
Total dividend paid as of June 30, 2024				$43,303

November 7, 2022	$0.23	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	0.23	February 13, 2023	February 24, 2023	12,242
May 8, 2023	0.26	May 24, 2023	June 6, 2023	13,840
Total dividend paid as of July 2, 2023				$38,268

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Operating lease cost	$24,562	$24,775	$73,580	$70,155
Sublease income	(184)	(46)	(347)	(125)
Total lease cost	$24,378	$24,729	$73,233	$70,030

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	June 30, 2024	July 2, 2023

Operating cash flows for operating leases	$56,379	$57,871
Right-of-use assets obtained in exchange for new operating lease liabilities	38,160	72,294

Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Operating leases:
Right-of-use assets	$167,317	$175,932

Lease liabilities:
Current	65,932	65,005
Non-current	128,892	144,685
Total operating lease liabilities	$194,824	$209,690

Weighted-average remaining lease term:
Operating leases	4 years	5 years
Weighted-average discount rate:
Operating leases	3.4%	3.0%

At June 30, 2024, we had $13.9 million of operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at June 30, 2024 is as follows (in thousands):

Operating Leases

2024 (remaining)	$20,124
2025	65,068
2026	44,638
2027	31,231
2028	20,176
Beyond	28,412
Total lease payments	209,649
Less: imputed interest	(14,825)
Total present value of lease liabilities	$194,824

9.    Employee Benefits

In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In the first nine months of fiscal 2024 (all in the first quarter of fiscal 2024), we distributed approximately $10 million to our Canadian employees. The remaining $11 million, which we expect to distribute within one year, is reported in "Accrued compensation". We do not expect there will be any related impact on our operating income, and we have no outstanding applications for further government assistance.

10.                                     Stockholders’ Equity and Stock Compensation Plans

We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 30, 2024 was $8.1 million and $23.7 million, compared to $7.0 million and $21.6 million for the same periods last year. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2024, we awarded 55,836 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $203.53 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on the growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 141,880 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $164.78 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

11.                                Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, less unvested restricted stock for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of stock-based awards and shares underlying our Convertible Senior Notes (the "Convertible Notes").

For the third quarter and first nine months of fiscal 2024, our Convertible Notes, described in Note 15, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related capped call transactions (the "Capped Call Transactions") were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the third quarters and first nine months of fiscal 2024 and 2023, no options were excluded from the calculation of dilutive potential common shares.

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Net income attributable to Tetra Tech	$85,810	$60,235	$237,228	$219,771

Weighted-average common shares outstanding – basic	53,515	53,231	53,451	53,188
Effect of dilutive stock options and unvested restricted stock	433	422	415	427
Shares issuable assuming conversion of convertible notes	104	—	35	—
Weighted-average common shares outstanding – diluted	54,052	53,653	53,901	53,615

Earnings per share attributable to Tetra Tech:
Basic	$1.60	$1.13	$4.44	$4.13
Diluted	$1.59	$1.12	$4.40	$4.10

12.                                  Income Taxes

The effective tax rates for the first nine months of fiscal 2024 and 2023 were 27.7% and 28.3%, respectively. Income tax expense was reduced by $2.9 million and $2.2 million of excess tax benefits on share-based payments in the first nine months of fiscal 2024 and 2023, respectively. In addition, income tax expense in the first nine months of fiscal 2024 included $4.3 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Furthermore, income tax expense in the first nine months of fiscal 2023 included non-operating income tax expenses of $7.2 million ($6.9 million in the second quarter) to recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments, the settlement amounts in the first nine months of fiscal 2024 and the additional $7.2 million in the first nine months of fiscal 2023, our effective tax rates in the first nine months of fiscal 2024 and 2023 were 27.2% and 26.7%, respectively.

At June 30, 2024 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $64.0 million and $62.0 million, respectively. It is reasonably possible that the liabilities with respect to certain of our unrecognized tax positions may significantly decrease in the next 12 months. These changes would be the result of ongoing examinations. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.

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

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Revenue
GSG	$640,553	$531,050	$1,812,721	$1,565,371
CIG	723,617	691,386	2,063,879	1,741,300
Elimination of inter-segment revenue	(19,847)	(13,489)	(52,395)	(44,733)
Total revenue	$1,344,323	$1,208,947	$3,824,205	$3,261,938

Income from operations
GSG	$71,518	$54,496	$198,652	$167,053
CIG	86,465	69,572	233,821	172,199
Corporate (1)	(29,353)	(26,393)	(75,078)	(88,516)
Total income from operations	$128,630	$97,675	$357,395	$250,736

(1)     Includes amortization of intangibles, acquisition and integration expenses, as well as other costs and other income not allocable to our reportable segments.

	Balance at
	June 30, 2024	October 1, 2023

Total Assets
GSG	$632,346	$543,066
CIG	1,066,241	994,470
Corporate (1)	2,386,318	2,282,941
Total assets	$4,084,905	$3,820,477

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

Debt. The fair value of long-term debt under our Credit Facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023). The carrying value of our long-term debt under our Credit Facility approximated fair value at June 30, 2024 and October 1, 2023. At June 30, 2024, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $300 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility.

The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our third quarter of fiscal 2024. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $563 million and $674 million, respectively, at June 30, 2024, and $561 million and $566 million, respectively, at October 1, 2023.

15.    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Credit facilities	$300,000	$320,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(13,170)	(15,471)
Long-term debt	$861,830	$879,529

On August 22, 2023, we issued $575.0 million in Convertible Notes that bear interest at a rate of 2.25% per annum payable in arrears on February 15 and August 15 of each year, beginning on February 15, 2024, and mature on August 15, 2028, unless converted, redeemed or repurchased. Prior to May 15, 2028, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate applicable to the Convertible Notes was 5.0855 shares of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $196.64 per share of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 30, 2024, the applicable conversion rate was 5.0862 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $196.61 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.

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

The net carrying amount of the Convertible Notes was as follows (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(12,118)	(14,158)
Net carrying amount	$562,882	$560,842

The following table sets forth the interest expense recognized related to the Convertible Notes for the third quarter and first nine months of fiscal 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2024

Interest expense	$3,234	$9,631
Amortization of discount and issuance costs	680	2,040
Total interest expense	$3,914	$11,671

Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $259.56 per share, which represented a premium of 65% over the last reported sale price of our common stock of $157.31 per share on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 30, 2024, the adjusted cap price was approximately $259.53 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.

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

At June 30, 2024, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $300 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. During the nine months ended June 30, 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.72%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 30, 2024, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At June 30, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.51x and a consolidated interest coverage ratio of 12.47x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 30, 2024, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $50.6 million. As of June 30, 2024, we had no bank overdrafts related to our disbursement bank accounts.

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

In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rate on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. The related loss of $1.0 million and $2.0 million were recognized and reported on our consolidated statement of comprehensive income for the three and nine months ended July 2, 2023. There were no derivative instruments that were not designated as hedging instruments for the first nine months of fiscal 2024 and 2023.

17.                               Reclassifications Out of Accumulated Other Comprehensive Income

The accumulated balances and activities for the three and nine months ended June 30, 2024 and July 2, 2023 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at April 2, 2023	$(185,602)	$1,427	$2,794	$(181,381)
Other comprehensive income (loss) before reclassifications	44,499	(2,137)	—	42,362
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	1,093	—	1,093
Net current-period other comprehensive income (loss)	44,499	(1,044)	—	43,455

Balance at July 2, 2023	$(141,103)	$383	$2,794	$(137,926)

Balance at March 31, 2024	$(159,171)	$—	$2,625	$(156,546)
Other comprehensive income before reclassifications	1,854	—	3	1,857
Net current-period other comprehensive income	1,854	—	3	1,857

Balance at June 30, 2024	$(157,317)	$—	$2,628	$(154,689)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Gain (Loss) on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 2, 2022	$(210,556)	$2,412	—	$(208,144)
Other comprehensive income (loss) before reclassifications	69,453	(4,439)	2,794	67,808
Amounts reclassified from accumulated other comprehensive loss:
Interest rate contracts, net of tax (1)	—	2,410	—	2,410
Net current-period other comprehensive income (loss)	69,453	(2,029)	2,794	70,218

Balance at July 2, 2023	$(141,103)	$383	$2,794	$(137,926)

Balance at October 1, 2023	$(197,933)	$—	$2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	40,616	—	(10)	40,606
Net current-period other comprehensive income (loss)	40,616	—	(10)	40,606

Balance at June 30, 2024	$(157,317)	$—	$2,628	$(154,689)

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

19.                               Related Party Transactions

We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Revenue	$16,753	$22,373	$50,157	$65,249
Related reimbursable costs	15,287	20,848	46,025	61,475

Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Balance at
	June 30, 2024	October 1, 2023

Accounts receivable, net	$14,305	$19,944
Contract assets	1,997	2,723
Contract liabilities	(3,708)	(3,158)

20.    Subsequent Events

On July 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.29 per share payable on August 30, 2024 to stockholders of record as of the close of business on August 15, 2024.

On July 29, 2024, our Board of Directors also approved a five-for-one stock split of our common stock. The split will be effected through an amendment to our Restated Certificate of Incorporation, which will result in a proportionate increase in the number of shares of authorized common stock. The stock split is intended to make shares more accessible to a broader base of investors and enhance liquidity in the trading of Tetra Tech’s shares. Each record holder of common stock as of the close of market on September 5, 2024, will receive four additional shares of common stock. The stock split is expected to be effective after close of trading on September 6, 2024. Trading is expected to commence on a split-adjusted basis at market open on September 9, 2024. The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the stock split as if it had been effective for all periods presented:

	Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Net income attributable to Tetra Tech	$85,810	$60,235	$237,228	$219,771

Weighted-average common shares outstanding - basic	267,575	266,155	267,255	265,940
Effect of dilutive stock options and unvested restricted stock	2,165	2,110	2,075	2,135
Shares issuable assuming conversion of convertible notes	520	—	175	—
Weighted-average common shares outstanding - diluted	270,260	268,265	269,505	268,075

Earnings per share attributable to Tetra Tech:
Basic	$0.32	$0.23	$0.89	$0.83
Diluted	$0.32	$0.22	$0.88	$0.82

This forward stock split will trigger adjustments to the share-based ratios related to our Convertible Notes and Capped Call Transactions, see Note 15, “Long-Term Debt” of the “Notes to Consolidated Financial Statements”.

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

GENERAL OVERVIEW

Tetra Tech, Inc. is a leading global provider of high-end consulting and engineering services that focuses on water, environment and sustainable infrastructure. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Client Sector
U.S. federal government (1)	32.1%	28.0%	32.0%	30.5%
U.S. state and local government	10.9	12.5	11.6	13.9
U.S. commercial	18.0	18.7	17.4	19.4
International (2)	39.0	40.8	39.0	36.2
Total	100.0%	100.0%	100.0%	100.0%

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

The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Reportable Segment
GSG	47.7%	43.9%	47.4%	48.0%
CIG	53.8	57.2	54.0	53.4
Inter-segment elimination	(1.5)	(1.1)	(1.4)	(1.4)
Total	100.0%	100.0%	100.0%	100.0%

Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023

Contract Type
Fixed-price	40.8%	37.4%	38.7%	36.6%
Time-and-materials	43.8	49.4	45.2	47.6
Cost-plus	15.4	13.2	16.1	15.8
Total	100.0%	100.0%	100.0%	100.0%

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

In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In the third quarter of fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. CCE’s expertise includes customized digital controls and software solutions, advanced data analytics, cloud data integration and cybersecurity applications. Both LST and CCE are included in our GSG segment.

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

OVERVIEW OF RESULTS AND BUSINESS TRENDS

General. For the first nine months of fiscal 2024, our revenue increased 17.2% compared to the fiscal 2023 period primarily reflecting increased activity in our U.S. federal and international client sectors. This revenue growth includes $299 million from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 8.1% compared to the prior-year period.

The table below presents our revenue by client sector (amounts in thousands):

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%

Client Sector
U.S. federal government (1)	$1,221,320	$996,471	$224,849	22.6%
U.S. state and local government	444,877	452,447	(7,570)	(1.7)%
U.S. commercial	665,675	633,401	32,274	5.1%
International (2)	1,492,333	1,179,619	312,714	26.5%
Total	$3,824,205	$3,261,938	$562,267	17.2%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

U.S. Federal Government.

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%
	($ in thousands)
Revenue (1)	$1,221,320	$996,471	$224,849	22.6%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.

Our 22.6% growth in U.S. federal revenue in the first nine months of fiscal 2024 compared to the first nine months of last year primarily reflects increased international development activity and increased environmental activity for both civilian and defense agencies. The growth in our international development activity primarily relates to activity in Ukraine to support energy security and other humanitarian needs. For the first nine months of fiscal 2024, our international development revenue increased approximately $102 million compared to the prior-year period. The overall revenue growth also includes approximately $83 million of revenue from our recent acquisitions, that did not have comparable revenue in the fiscal 2023 period. We expect our U.S. federal government revenue to continue to grow in the fourth quarter of fiscal 2024. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs includes substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.

U.S. State and Local Government.

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%
	($ in thousands)
Revenue	$444,877	$452,447	$(7,570)	(1.7)%

For the first nine months of fiscal 2024, our U.S. state and local government revenue declined year-over-year due to lower disaster response revenue of approximately $51 million primarily due to the wind-down of hurricane related projects in the southeastern U.S. last year. Excluding our disaster response activities, our U.S. state and local government revenue increased 14.3% in the first nine months of fiscal 2024 compared to the year-ago period, primarily reflecting continued increased revenue from advanced water treatment projects. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the fourth quarter of fiscal 2024.

U.S. Commercial.

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%
	($ in thousands)
Revenue	$665,675	$633,401	$32,274	5.1%

For the first nine months of fiscal 2024, our U.S. commercial revenue growth was due to increased planning and permitting projects related to renewable energy generation and transmission. We expect revenue growth to continue in our U.S. commercial business in the fourth quarter of fiscal 2024.

International.

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%
	($ in thousands)
Revenue (1)	$1,492,333	$1,179,619	$312,714	26.5%

(1)    Includes revenue generated from non-U.S. clients, primarily in Canada, Australia, Europe and the United Kingdom.

For the first nine months of fiscal 2024, our international revenue increased 26.5% compared to the prior-year period primarily due to higher renewable energy revenue and commercial activities related to an increased focus on sustainability in addition to contributions from acquisitions. This revenue growth includes approximately $182 million of revenue from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 11.1% compared to the fiscal 2023 period. We expect growth in our international work to continue in the fourth quarter of fiscal 2024.

RESULTS OF OPERATIONS

Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,344,323	$1,208,947	$135,376	11.2%	$3,824,205	$3,261,938	$562,267	17.2%
Subcontractor costs	(234,742)	(221,387)	(13,355)	(6.0)	(646,828)	(568,252)	(78,576)	(13.8)
Revenue, net of subcontractor costs (1)	1,109,581	987,560	122,021	12.4	3,177,377	2,693,686	483,691	18.0
Other costs of revenue	(886,409)	(798,714)	(87,695)	(11.0)	(2,556,212)	(2,180,749)	(375,463)	(17.2)
Gross profit	223,172	188,846	34,326	18.2	621,165	512,937	108,228	21.1
Selling, general and administrative expenses	(94,042)	(89,064)	(4,978)	(5.6)	(263,293)	(227,912)	(35,381)	(15.5)
Acquisition and integration expenses	—	(2,107)	2,107	NM	—	(25,812)	25,812	NM
Contingent consideration - fair value adjustments	(500)	—	(500)	NM	(477)	(8,477)	8,000	NM
Income from operations	128,630	97,675	30,955	31.7	357,395	250,736	106,659	42.5
Interest expense	(9,912)	(14,869)	4,957	33.3	(29,374)	(33,563)	4,189	12.5
Other non-operating income	—	—	—	NM	—	89,402	(89,402)	NM
Income before income tax expense	118,718	82,806	35,912	43.4	328,021	306,575	21,446	7.0
Income tax expense	(32,894)	(22,568)	(10,326)	(45.8)	(90,758)	(86,781)	(3,977)	(4.6)
Net income	85,824	60,238	25,586	42.5	237,263	219,794	17,469	7.9
Net income attributable to noncontrolling interests	(14)	(3)	(11)	(366.7)	(35)	(23)	(12)	(52.2)
Net income attributable to Tetra Tech	$85,810	$60,235	$25,575	42.5	$237,228	$219,771	$17,457	7.9
Diluted earnings per share	$1.59	$1.12	$0.47	42.0%	$4.40	$4.10	$0.30	7.3%

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
NM = not meaningful

Our revenue growth in the third quarter and first nine months of fiscal 2024 reflects increases in both of our reportable segments. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $109.5 million, or 20.6%, and $98.0 million, or 25.1%, respectively, in the third quarter of fiscal 2024 compared to the prior-year quarter. Our CIG segment's revenue increased $32.2 million, or 4.7%, and revenue, net of subcontractor costs, increased $24.0 million, or 4.0% in the third quarter of fiscal 2024 compared to the year-ago quarter.

In the first nine months of fiscal 2024, our GSG segment's revenue and revenue, net of subcontractor costs, increased $247.4 million, or 15.8%, and $218.6 million, or 18.5%, respectively, compared to the same period last year. Our CIG segment's revenue increased $322.6 million, or 18.5%, and revenue, net of subcontractor costs, increased $265.1 million, or 17.5% in the first nine months of fiscal 2024 compared to fiscal 2023 period. The third quarter and first nine months results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition and integration costs related to the RPS acquisition in the third quarter and first nine months of fiscal 2023, and losses from adjustments to contingent consideration liabilities incurred in the first half of fiscal 2023. Our adjusted earnings per share ("EPS") for the first nine months of fiscal 2023 also excludes non-operating gains on a foreign exchange contract of $89.4 million (all in the first half of fiscal 2023). The gain is reported as "Other non-operating income" in our consolidated statements of income. Further, our adjusted EPS excludes acquisition costs and the write-off of previously deferred debt origination fees reflected as additional interest expense, of $2.1 million in the third quarter and $29.6 million in the first nine months of fiscal 2023 related to the RPS acquisition. The effective tax rate applied to the adjustments to EPS to arrive at adjusted EPS averaged 26% for the first nine months of fiscal 2023. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statement of income.

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$128,630	$97,675	$30,955	31.7%	$357,395	$250,736	$106,659	42.5%
Acquisition & integration expenses	—	2,107	(2,107)	NM	—	25,812	(25,812)	NM
Earn-out adjustments	—	—	—	NM	—	8,477	(8,477)	NM
Adjusted income from operations (1)	$128,630	$99,782	$28,848	28.9%	$357,395	$285,025	$72,370	25.4%

EPS	$1.59	$1.12	$0.47	42.0%	$4.40	$4.10	$0.30	7.3%
Acquisition & integration expenses	—	0.03	(0.03)	NM	—	0.55	(0.55)	NM
Earn-out adjustments	—	—	—	NM	—	0.13	(0.13)	NM
Foreign exchange forward contract gain	—	—	—	NM	—	(1.23)	1.23	NM
Adjusted EPS (1)	$1.59	$1.15	$0.44	38.3%	$4.40	$3.55	$0.85	23.9%

NM = not meaningful
(1)     Non-GAAP financial measure

Operating income in the third quarter and first nine months of fiscal 2023 included $2.1 million and $25.8 million of acquisition and integration expenses (primarily legal and other professional fees), respectively, for the RPS acquisition. The first nine months of fiscal 2023 results also include losses of $8.5 million (all in the first half of fiscal 2023), related to changes in the estimated fair value of contingent earn-out liabilities. Excluding the acquisition expenses and earn-out losses, our adjusted operating income increased $28.8 million, or 28.9% in the third quarter and $72.4 million, or 25.4%, in the first nine months of fiscal 2024 compared to the same periods last year. These increases reflect improved results in both of our operating segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
($ in thousands)
Net interest expense	$9,912	$14,869	$(4,957)	(33.3)%	$29,374	$33,563	$(4,189)	(12.5)%

For the third quarter of fiscal 2024, net interest expense decreased primarily due to the lower borrowing costs from our convertible notes (the "Convertible Notes") issued in the fourth quarter of fiscal 2023, which we used to refinance the existing higher-cost debt. For the first nine months of fiscal 2023 (all in the first quarter), net interest expense included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility. For the first nine months of fiscal 2023 (all in the second quarter), net interest expense also included $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense decreased $0.4 million in the first nine months of fiscal 2024 compared to the same period last year.

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
($ in thousands)
Other non-operating income	$—	$—	$—	NM	$—	$89,402	$(89,402)	NM

Other non-operating income for the first nine months of fiscal 2023 reflects gains on a foreign exchange forward contract integrated with the acquisition of RPS. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative cash gain of approximately $109 million.

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
($ in thousands)
Income tax expense	$32,894	$22,568	$10,326	45.8%	$90,758	$86,781	$3,977	4.6%

The effective tax rates for the first nine months of fiscal 2024 and 2023 were 27.7% and 28.3%, respectively. Income tax expense was reduced by $2.9 million and $2.2 million of excess tax benefits on share-based payments in the first nine months of fiscal 2024 and 2023, respectively. In addition, income tax expense in the first nine months of fiscal 2024 included $4.3 million ($2.8 million in the second quarter) of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Furthermore, income tax expense in the first nine months of fiscal 2023 included non-operating income tax expenses of $7.2 million ($6.9 million in the second quarter) to recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested and to increase the liability for an uncertain tax position. Excluding the impact of the excess tax benefits on share-based payments, the settlement amounts in the first nine months of fiscal 2024 and the additional $7.2 million in the first nine months of fiscal 2023, our effective tax rates in the first nine months of fiscal 2024 and 2023 were 27.2% and 26.7%, respectively.

Segment Results of Operations

Government Services Group

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
	($ in thousands)
Revenue	$640,553	$531,050	$109,503	20.6%	$1,812,721	$1,565,371	$247,350	15.8%
Subcontractor costs	(152,349)	(140,834)	(11,515)	(8.2)	(415,321)	(386,559)	(28,762)	(7.4)
Revenue, net of subcontractor costs (1)	$488,204	$390,216	$97,988	25.1	$1,397,400	$1,178,812	$218,588	18.5

Income from operations	$71,518	$54,496	$17,022	31.2%	$198,652	$167,053	$31,599	18.9%

(1)     Non-GAAP financial measure

For the third quarter and first nine months of fiscal 2024, the revenue growth of 20.6% and 15.8%, respectively, compared to the same periods last year primarily reflects higher U.S. federal government activities related to international development, U.S. state and local government activities related to advanced water treatment and contributions from our recent acquisitions. This growth was partially offset by lower disaster response activity. The revenue growth in the third quarter and first nine months of fiscal 2024 includes a $46 million increase and a $102 million increase, respectively, from the aforementioned international development activities in Ukraine compared to the fiscal 2023 periods. For the third quarter and first nine months of fiscal 2024, our revenue growth also includes approximately $33 million and $94 million, respectively, of revenue from our recent acquisitions, that did not have comparable revenue for the same periods in fiscal 2023. Conversely, our revenue growth also includes decreased revenue from disaster response activities, which was approximately $10 million and $51 million lower in the third quarter and first nine months of fiscal 2024, respectively, compared to the prior-year periods. Excluding the acquisitions, increased activity in Ukraine and the partially offsetting lower disaster response revenue, our revenue increased 8.6% and 7.9% in the third quarter and first nine months of fiscal 2024, respectively, compared to the same periods last year.

Operating income increased primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, was 14.2% for the first nine months of both fiscal 2024 and 2023.

Commercial/International Group

	Three Months Ended				Nine Months Ended
	June 30, 2024	July 2, 2023	Change		June 30, 2024	July 2, 2023	Change
			$	%			$	%
	($ in thousands)
Revenue	$723,617	$691,386	$32,231	4.7%	$2,063,879	$1,741,300	$322,579	18.5%
Subcontractor costs	(102,240)	(94,042)	(8,198)	(8.7)	(283,902)	(226,426)	(57,476)	(25.4)
Revenue, net of subcontractor costs (1)	$621,377	$597,344	$24,033	4.0	$1,779,977	$1,514,874	$265,103	17.5

Income from operations	$86,465	$69,572	$16,893	24.3%	$233,821	$172,199	$61,622	35.8%

(1)     Non-GAAP financial measure

For the third quarter and first nine months of fiscal 2024, the revenue growth of 4.7% and 18.5%, respectively, compared to the same periods last year primarily reflects increased activities related to renewable energy and international sustainable infrastructure in addition to contributions from acquisitions. The revenue growth in the first nine months of fiscal 2024 includes approximately $205 million from the RPS acquisition that did not have comparable revenue in the fiscal 2023 period. Excluding the impact of the RPS acquisition, our revenue increased 6.8% in the first nine months of fiscal 2024 compared to the year-ago period.

For the third quarter and first nine months of fiscal 2024, our operating income increased due to the aforementioned revenue growth for both periods. In addition, our operating margin improved in the first nine months of fiscal 2024 compared to the same period last year. Our operating margin, based on revenue, net of subcontractor costs, improved approximately 170 basis points from 11.4% in the first nine months of fiscal 2023 to 13.1% in the first nine months of this fiscal year. The improved operating margin was primarily due to our increased focus on high-end consulting services, and improved project execution, particularly in the RPS operations.

Backlog

Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at June 30, 2024 and October 1, 2023 were immaterial (see the table below):

	Balance at
	June 30, 2024	October 1, 2023
	($ in millions)

RUPO	$5,192	$4,755
Backlog	5,230	4,790

Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At June 30, 2024, we had $212.3 million of cash and cash equivalents and access to an additional $800 million of borrowings available under our credit facility. During the first nine months of fiscal 2024, we generated $253.1 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	Balance at
	June 30, 2024	October 1, 2023	Change
			$	%

Cash and cash equivalents	$212,321	$168,831	$43,490	25.8%

	Nine Months Ended
	June 30, 2024	July 2, 2023	Change
			$	%

Net cash provided by (used in):
Operating activities	$253,110	$246,053	$7,057	2.9%
Investing activities	(104,308)	(761,896)	657,588	86.3
Financing activities	(107,458)	494,395	(601,853)	(121.7)
Effect of exchange rate changes	2,146	12,410	(10,264)	(82.7)
Net increase (decrease) in cash and cash equivalents	$43,490	$(9,038)	$52,528	581.2%

Operating Activities.  Cash from operations in the first nine months of fiscal 2024 increased compared to fiscal 2023 period. This positive change was a result of increased earnings in the first nine months of fiscal 2024 and a continuation of more efficient management of working capital through the collection of accounts receivable. For the first nine months of fiscal 2024, we also paid $8 million less in interest compared to the prior-year period, primarily due the lower borrowing costs from our convertible notes issued in the fourth quarter of fiscal 2023, which we used to refinance the existing higher-cost debt incurred to fund the RPS acquisition in the second quarter of fiscal 2023. The increase in operating cash was partially offset by an increased use of working capital to fund the 17.2% revenue growth for the first nine months of the fiscal 2024. Additionally, we paid $27 million in U.S. federal income tax in the first quarter of fiscal 2024 that typically would have been made in fiscal 2023, but for the IRS permitted 2023 federal tax payment deferrals for disaster zones that we elected.

Investing Activities.  For the first nine months of fiscal 2024, the cash used in investing activities includes net payments of $94 million for the acquisitions completed year-to-date. The fiscal 2023 period reflects $854 million of net payments for the acquisitions completed in the second quarter of fiscal 2023, net of the $109 million of related foreign exchange hedge proceeds in the second quarter of fiscal 2023.

Financing Activities.  For the first nine months of fiscal 2024, net cash provided by financing activities declined. The decrease was due to a higher net borrowing of $588 million in the prior-year period, which was used to primarily fund our fiscal 2023 acquisitions. To a lesser extent, the decline in our net cash provided by financing activities was due to $14 million more cash used for contingent earn-out payments in the current year's period compared to the same period last year.
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

On August 22, 2023, we issued $575.0 million in the Convertible Notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028. As of October 1, 2023, $560.8 million of the Convertible Notes was included in long-term debt in our consolidated balance sheets, which is net of $14.2 million of unamortized debt issuance costs. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Amended Term Loan Facility, to prepay $89.4 million outstanding under the New Term Loan Facility and to pay down borrowings of $185.0 million under the Amended Revolving Credit Facility. See Note 15, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" for further discussion.

At June 30, 2024, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $300 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.72%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 30, 2024, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.

The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At June 30, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.51x and a consolidated interest coverage ratio of 12.47x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 30, 2024, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $50.6 million. At June 30, 2024, we had no bank overdrafts related to our disbursement bank accounts.

Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Stock repurchases. On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At June 30, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2024:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 13, 2023	$0.26	November 30, 2023	$13,873	December 13, 2023
January 29, 2024	0.26	February 14, 2024	13,908	February 27, 2024
April 29, 2024	0.29	May 20, 2024	15,522	May 31, 2024

Subsequent Events.  On July 29, 2024, our Board of Directors declared a quarterly cash dividend of $0.29 per share payable on August 30, 2024 to stockholders of record as of the close of business on August 15, 2024.

On July 29, 2024, our Board of Directors also approved a five-for-one stock split of our common stock. The split will be effected through an amendment to our Restated Certificate of Incorporation, which will result in a proportionate increase in the number of shares of authorized common stock. The stock split is intended to make shares more accessible to a broader base of investors and enhance liquidity in the trading of Tetra Tech’s shares. Each record holder of common stock as of the close of market on September 5, 2024, will receive four additional shares of common stock. The stock split is expected to be effective after close of trading on September 6, 2024. Trading is expected to commence on a split-adjusted basis at market open on September 9, 2024. For detailed information regarding our stock split, see Note 20, “Subsequent Events” of the “Notes to Consolidated Financial Statements”.

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

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may not significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense. At June 30, 2024 and October 1, 2023, the liability for income taxes associated with uncertain tax positions was $64.0 million and $62.0 million, respectively.

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

The following is a summary of our off-balance sheet arrangements:

•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 30, 2024, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $50.6 million in standby letters of credit outstanding under our additional letter of credit facilities.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023. To date, there have been no material changes in our critical accounting policies as reported in our fiscal 2023 Annual Report on Form 10-K.

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

We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At June 30, 2024, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $300 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 6.72%.

The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and the British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. For the first nine months of fiscal 2024, we reported $1.0 million of foreign currency losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first nine months of fiscal 2023.

We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2024 and 2023, 39.0% and 36.2% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2024, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity of $40.6 million compared to an increase of $69.5 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At June 30, 2024, we had a remaining balance of $347.8 million under our stock repurchase program.

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

Item 5.                                                         Other Information

Rule 10b5-1 Trading Plans

During the third quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6.                                                         Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2024	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)