Form 10-K
period 2024-09-29
TETRA TECH INC
filed 2024-11-19
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2024

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on March 31, 2024, was $9.8 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 8, 2024, 267,741,125 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water Treatment and Desalination for 11 years in a row. In 2024, we were also ranked #1 in consulting studies; environmental management; wind power; hydro plants; offshore and underwater facilities; site assessment and compliance; and green government offices. ENR also ranked Tetra Tech in the Top 10 in numerous categories, including dams and reservoirs, marine and port facilities, power, solar power, solid waste, environmental science, chemical and soil remediation, and hazardous waste.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. In fiscal 2024, we worked on over 100,000 projects, in more than 100 countries on all seven continents, with a talent force of 30,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We are diverse, equitable and inclusive, embracing the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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
We are often at the leading edge of new challenges where we are delivering one-of-a-kind solutions. These might be a new water treatment technology, a unique solution to addressing coastal erosion, an AI-enabled system for remote assessment of infrastructure assets or a digital twin for real time management of water treatment systems.
We combine interdisciplinary capabilities, technical resources and institutional knowledge to implement complex projects that are at the leading edge of policy and technology development for our clients around the world.
Leading with Science®
At Tetra Tech, we provide value-generating solutions by combining operational expertise, science and technology. By Leading with Science® and leveraging our collective technology including advanced data analytics, digital technologies and AI, we create transformational solutions and provide subscription software solutions to our clients.
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI-enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company as well as scalable solutions that are sold externally as software subscriptions. Our high-end teams connect interdisciplinary experts from across our company's 30,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection and dashboards for tracking and communicating results. Tetra Tech Delta is continually expanding and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research. Our subscription solutions provide our clients with extended capabilities for AI-enabled large scale data management, spatial data interpretation, and ability to build and utilize digital twins for land, coastal and structural assets.
Leading with Science® also means fully leveraging the collective expertise provided by our global workforce of 30,000 associates. We actively share information, ideas and resources across our global operations through our network structure, guided subject matter teams and project team building. We use company-wide virtual events to engage Tetra Tech experts world-wide to solve client challenges and identify the best ideas for further development. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media and social media across our global operations. Our Tetra Tech Learning Hub provides a full suite of training resources including project management, leadership development, and broad technical skills. Learning Hub curriculum is provided through online training, virtual workshops and in-person events.
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

The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2024	2023	2022
GSG	47.8%	47.7%	52.0%
CIG	53.6	53.6	49.6
Inter-segment elimination	(1.4)	(1.3)	(1.6)
	100.0%	100.0%	100.0%
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
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies and manage assets. Our services advance resiliency through the "greening" of infrastructure, design of energy efficiency and resource conservation programs, innovation in the capture and sequestration of carbon, development of disaster preparedness and response plans and improvement in water and land resource management practices. We provide energy management consulting, and greenhouse gas ("GHG") inventory assessment, certification, reduction and management services. GSG also provides planning, architectural and engineering services for U.S. federal, state and local government facilities. We support government agencies with related resilient infrastructure needs, asset management for military housing and educational, institutional and research facilities.
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
We also support government agencies in the full range of disaster response and community resilience services including monitoring and environmental response, damage assessment and program management services and resilient engineering design and mitigation planning. We have a full suite of Tetra Tech Delta technology and specialized software that support our disaster response, planning and management support services. These tools and procedures address disaster management and community resilience data management needs, including information technology systems, portals, dashboards, data management, data analytics and statistical analysis.
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
We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment and water programs. We provide technical support for the Federal Aviation Administration to optimize the U.S. airspace system and support related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized software products, modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach and systems development; and providing systems analysis and information management.
We support governments in implementing international development programs for developing nations to help them address numerous challenges, including access to potable water, essential energy needs, economic development and climate adaptation. Our international development services include supporting donor agencies to develop safe and reliable water supplies and sanitation services, support the eradication of poverty, improve livelihoods, promote democracy and increase economic growth. Our programs span planning, designing, implementing, researching and monitoring projects and leverage advanced technology and AI-enabled analytics to collect, interpret and provide solutions for our clients. Key areas of focus include agriculture and rural development, governance and institutional development, natural resources and the environment, energy and power, infrastructure, economic growth, rule of law and justice systems, land tenure and property rights and training and consulting for public-private partnerships. Our projects also include building capacity and strengthening institutions in areas such as global health, energy sector reform, utility management, education, food security and local governance.
Commercial/International Services Group
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in renewable energy, industrial, high-performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering, and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom, and South America (primarily Brazil).
CIG provides consulting and engineering services worldwide for a broad range of water, environment and sustainable infrastructure-related needs in both developed and emerging economies. The primary markets for CIG's services include natural resources, energy and utilities, as well as sustainable infrastructure master planning and engineering design for facilities, transportation and local development projects. CIG's services span from early data collection and monitoring to data analysis and information management, to feasibility studies and assessments, to science and engineering applied research, to engineering design, to project management and operations and maintenance. CIG advances the application and development of Tetra Tech Delta technologies and integrates our high-end AI-enabled software solutions for a wide range of applications including condition assessments, digital twins, integration of satellite and drone imagery and advanced rapid scanning techniques.
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
CIG provides planning, architectural and high-performance building engineering services for commercial and government facilities. We provide high-end design of sustainable energy, water and GHG decarbonization solutions including civil, electrical, mechanical, structural and hydraulic engineering for buildings, campuses and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as data centers, advanced manufacturing, security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.
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
Clients
We provide services to a diverse base of U.S. federal government, U.S. state and local government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2024	2023	2022
U.S. federal government (1)	32.2%	30.7%	30.4%
U.S. state and local government	11.8	13.4	17.2
U.S. commercial	17.5	19.2	21.4
International (2)	38.5	36.7	31.0
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in the United Kingdom, Australia and Canada.
U.S. federal government agencies are significant clients. The U.S. Agency for International Development accounted for 13.0%, 12.2% and 11.0% of our revenue in fiscal 2024, 2023 and 2022, respectively. The Department of Defense ("DoD") accounted for 8.5%, 8.9% and 9.7% of our revenue in fiscal 2024, 2023 and 2022, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. Our international clients are primarily focused in Canada, Australia, Europe and the United Kingdom, and consist of a relatively equal sized mix of government and commercial clients. Our U.S. commercial clients include companies in the chemical, energy, pharmaceutical, retail, aerospace and automotive industries. No single client, except for the U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2024.

Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2024	2023	2022
Fixed-price	38.8%	36.3%	37.6%
Time-and-materials	45.0	48.0	46.7
Cost-plus	16.2	15.7	15.7
	100.0%	100.0%	100.0%
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
We have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids and bring together high-end interdisciplinary teams that provide innovative solutions for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration, access to technical solutions and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position us for future procurements and emerging programs. Our Tetra Tech Delta program facilitates access and exchange of technology solutions and AI-enabled software solutions across our company, through the use of internal training, inventories and facilitated virtual networking events.
Business development activities are implemented by our technical and professional management staff throughout Tetra Tech with the support of company-wide resources and expertise. Our project managers and technical staff have the best understanding of our clients' needs and the effect of client-specific issues, local laws and regulations and procurement procedures. Our professional staff members hold frequent meetings with existing and potential clients; give presentations to civic and professional organizations and present seminars on research and technical applications. Effective development of business is facilitated by each staff member's access to all of our service offerings including our Tetra Tech Delta technology resources and software. Our strong internal networking programs help our professional staff members to pursue new opportunities and build multi-disciplinary teams for both existing and new clients. These networks also facilitate our ability to provide services throughout the project life cycle from the early studies to operations and maintenance. Networking is further supported by our enterprise-wide knowledge management systems which include skills search tools, business development tracking and collaboration tools.
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
We actively engage with our stakeholders, internally and externally, to encourage input on the materiality of various ESG issues to Tetra Tech and have incorporated input into our double materiality analysis and sustainability program. Our annual sustainability reporting and key metrics are aligned with the priorities we have set on ethics, human capital, professional development, and health & safety. We report on human capital metrics, including gender balance, racial and ethnic diversity in our workforce, employee engagement and professional development. We have supplier programs that integrate and emphasize sustainability in the procurement of goods and services and subcontracting for our projects. We have reported annually on GHG emissions for more than a decade, significantly reducing our emissions from program inception. In 2021, we expanded our reporting and set new goals for scope 1, 2, and 3 emissions. Based on input from stakeholders and in recognition of the importance of the project work we perform each year, in 2021 we also initiated our Billion People Challenge, with the overarching goal to improve the lives of one billion people by 2030. The Billion People Challenge progress is evaluated each year based on our annual project impact analysis in five categories that are closely aligned with the Global Reporting Initiative standards and the UN Sustainable Development Goals.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by our Board of Directors and is supported by corporate and operations representatives through our Sustainability Council. We continuously review sustainability-related policies and practices, integrate input from stakeholders, and assess the results of our efforts in order to make future improvements. Tetra Tech's Board of Directors reviews and approves the Sustainability Program and evaluates our progress in achieving the goals and objectives outlined in our plan. As part of our membership in the UN Global Compact, we annually report on the Communication on Progress using Tetra Tech's Sustainability Report.
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
Divestitures. We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the fourth quarter of fiscal 2024, we agreed to divest a financially immaterial subsidiary in South America and a line of business in Australia. We did not divest any businesses in fiscal 2023.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2024 will be recognized as revenue in fiscal 2025, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Our backlog at fiscal 2024 year-end was $5.4 billion, an increase of $586 million, or 12.2%, compared to fiscal 2023 year-end. Of this amount, GSG and CIG reported $3.2 billion and $2.2 billion of backlog, respectively, at fiscal 2024 year-end.
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
Climate Risk Assessment
We assess the impact of climate risk and opportunity on our operations and business periodically, with the oversight of our Board of Directors. Climate risk is a consideration in business continuity planning and security in regions that may experience climate-related disruptions due to extreme weather, fires, or flooding. Climate related impacts may also create increased demand for our services for response and longer-term recovery needs. In some cases, we may be working in regions that also experience socio-political impacts and security disruptions due to the impacts of extreme weather or prolonged drought conditions. As a professional services company, our workforce is highly mobile, able to work remotely, and can in most cases quickly adapt to changes in local conditions. We have business continuity planning and processes in place to address any acute impact to locally affected operations and have the ability to rapidly move to remote and flexible working arrangements while restoring or relocating affected operations. We maintain a strong information technology infrastructure to facilitate remote working and provide virtual access to systems. Our enterprise and project data is accessible through cloud-based systems, reducing the risk of localized disruptions of data access and computer systems. Our offices are typically leased, so we are not at significant risk of physical building assets being impacted. Selecting project activities can be impacted by climate related events; however, these are addressed through our extensive project risk management process. Climate-related disruptions do, in many cases, result in increased opportunity for project work for Tetra Tech. We provide post-disaster response services and may have additional demand for our expertise if there is an increase in the frequency of climate related events. We are able to mobilize rapidly to deploy additional staff and resources to affected areas. Furthermore, our business includes providing a wide range of water, environment and sustainable infrastructure services, many of which are increasingly in demand to address the longer-term impacts associated with drought, water scarcity, heat, flooding and fire risk.
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
We maintain a comprehensive general liability insurance policy with an umbrella policy that covers losses beyond the general liability limits. We also maintain professional errors and omissions liability, contractor's pollution liability, and cyber liability insurance policies. We believe that these policies provide adequate coverage for our business. When we perform higher-risk work, we obtain, if available, the necessary types of insurance coverage for such activities, as is typically required by our clients.
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
Human Capital Management
Employees. At fiscal 2024 year-end, we had approximately 30,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes, but is not limited to, analysts, archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, digital engineers, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, software engineers, statisticians, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Health and Safety. Tetra Tech is committed to providing and maintaining a healthy and safe work environment for our associates. We provide training to all associates to support the safe execution of their work to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary and/or harassing, and provide safe avenues for associates to report such behaviors.
Ethics and Compliance. Tetra Tech maintains an unwavering commitment to integrity, ethical practices, and conducting business in full compliance with the law. Our Code of Business Ethics and Conduct outlines the general ethical principles that help us make the right decisions when conducting business worldwide. To support our employees, we provide a variety of resources and trainings and offer multiple avenues to raise questions or concerns - to help ensure long-term success for our employees, company, clients, and shareholders.
Diversity, Equity, Inclusion and Accessibility. Tetra Tech brings together engineers and technical specialists from all backgrounds to solve our clients' most challenging problems. Our Diversity, Equity, Inclusion and Accessibility ("DEIA") Policy guides the Board of Directors, management, associates, subcontractors and partners in developing an inclusive culture. Our DEIA Council monitors Tetra Tech's diversity, equity, inclusion and accessibility practices and makes recommendations to the Board of Directors and Chief Executive Officer for any changes or improvements to our program.
Tetra Tech values diversity, equity, inclusion and accessibility and undertakes various efforts throughout its operations to promote these initiatives. Our current efforts are focused on these primary areas:
•Equal employment opportunity. Tetra Tech ensures that our practices and processes attract a diverse range of candidates and that candidates are recruited, hired, assigned, developed and promoted based on merit and their alignment with our values.
•Enhancing learning and development opportunities. To support our employees in reaching their full potential, Tetra Tech offers a wide range of internal and external learning and development opportunities. Education assistance is offered to financially support associates who seek to expand their knowledge and skill base.
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
Professional Development. Tetra Tech provides access for all employees to training, technical exchange and collaboration, and skill development resources through its customized Learning Management System, providing professional development opportunities throughout our employees' careers. Technology skills development includes access to a series of live webcasts and recorded technology transfer sessions. Company-wide networking events provide interactive skills development activities. Employees are also provided with access to training in leadership development, project management skills, and interpersonal skills development. Various personal development and wellness programs are sponsored by our Human Resources team. Our Corporate Information Technology team provides access to software training and skills development modules to all employees. Tetra Tech also supports our employees in discipline specific training, certifications, and accreditation programs across the Company. Programs such as specific health and safety programs, hazardous waste investigation, environmental certifications, and professional certifications are encouraged as per client, project and professional development needs.

Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers as of November 19, 2024:

Name	Age	Position
Dan L. Batrack	66	Chairman, Chief Executive Officer and President

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

Steven M. Burdick	60	Executive Vice President, Chief Financial Officer
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

Leslie Shoemaker	67	Executive Vice President, Chief Innovation and Sustainability Officer
Dr. Shoemaker currently serves as Executive Vice President, Chief Innovation and Sustainability Officer focused on the advancement of Tetra Tech Delta technologies, development and deployment of our subscription software offerings, and company-wide technology innovation programs. Dr. Shoemaker joined us in 1991, and has served in various management capacities, including Tetra Tech President, Chief Strategist, business group president, and water resources project manager. Her technical expertise is in the development models and data analytics that leverage emerging technologies to optimize the management of large-scale complex watersheds. Since the inception of our sustainability program in 2010, she has served as Chief Sustainability Officer leading the formation and evolution of the program. Dr. Shoemaker holds a B.A. in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland. She was inducted into the United States' National Academy of Engineers in 2022.

Name	Age	Position
Roger R. Argus	63	Executive Vice President, President of CIG
Mr. Argus is a chemical engineer with 39 years of experience, including over 30 years with us in operational leadership, program and project management and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology and disaster management services. Mr. Argus has also been responsible for managing multidisciplinary contracts and projects in support of the U.S. federal government (i.e., U.S. Navy, the U.S. Army Corps of Engineers and the Environmental Protection Agency), state and municipal agencies and private clients nationwide. The scope of his technical experience includes planning and directing environmental programs, developing data acquisition, management and analytics solutions, fund research and development support for innovative environmental technologies and waste treatment systems, municipal resiliency and sustainability programs. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Brian N. Carter	57	Senior Vice President, Corporate Controller and Chief Accounting Officer
Mr. Carter joined us as Vice President, Corporate Controller and Chief Accounting Officer in June 2011 and was appointed Senior Vice President in October 2012. Previously, Mr. Carter served in finance and auditing positions in private industry and with Ernst & Young LLP. Mr. Carter holds a B.S. in Business Administration from Miami University and is a Certified Public Accountant.

Preston Hopson	48	Executive Vice President, Chief Legal and Human Capital Officer
Mr. Hopson joined us as Senior Vice President, General Counsel and Secretary to the Board of Directors in January 2018, was appointed Executive Vice President, Chief Legal and Human Capital officer in November 2024. He also serves as the Chief Ethics and Compliance Officer. Previously, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at AECOM. Prior to this, he was a corporate and securities lawyer at O’Melveny & Myers LLP and also worked at the U.S. Court of Appeals. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

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
In fiscal 2024, we generated 38.5% of our revenue from our international operations, primarily in Canada, Australia, Europe, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including: imposition of governmental controls and changes in laws, regulations or policies; lack of developed legal systems to enforce contractual rights; greater risk of uncollectible accounts and longer collection cycles; currency exchange rate fluctuations, devaluations and other conversion restrictions; uncertain and changing tax rules, regulations and rates; the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict and greater physical security risks, which may cause us to have to leave a country quickly; logistical and communication challenges; changes in regulatory practices, including trade policies, tariffs and taxes; changes in labor conditions; general economic, political and financial conditions in foreign markets; and exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations as well as other international regulations.
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
The last several years have been periodically marked by political, social and economic concerns, including decreased consumer confidence, the lingering effects of international conflicts, and higher energy costs and inflation. Ongoing instability and current conflicts in global markets, including Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing state of war between Israel and Hamas and the related larger regional conflict, have created and may continue to create economic and political uncertainties and impacts. This instability can make it extremely difficult for our clients, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms and/or difficulty in collection of our accounts receivable. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects. Further, ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weakened, or government spending is reduced, our revenue and profitability could be adversely affected.
Our backlog is subject to cancellation, unexpected adjustments and changing economic conditions and is an uncertain indicator of future operating results.
Our backlog at fiscal 2024 year-end was $5.4 billion, an increase of $586 million, or 12.2%, compared to fiscal 2023 year-end. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project delays, suspensions, terminations, cancellations, reductions in scope, or other adjustments do occur from time to time in our industry due to considerations beyond our control and may have a material impact on the value of reported backlog with a corresponding adverse impact on future revenues and profitability. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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
To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S., management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include: the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims, including related unbilled accounts receivable; unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable; provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others; provisions for income taxes, research and development tax credits, valuation allowances and unrecognized tax benefits; and value of goodwill and recoverability of intangible assets.
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
The U.S. federal government and certain other clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost over-runs on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs and availability of labor, equipment and materials and other exigencies. We could experience cost over-runs if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project and could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.
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
In addition, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Risks Related to Our Clients
We derive a substantial amount of our revenue from U.S. federal, state and local government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
In fiscal 2024, we generated 44.0% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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
Holders of our convertible notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes) at a fundamental change repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon any conversion of our convertible notes, we will be required to make cash payments for each $1,000 in principal amount of our convertible notes converted of at least the lesser of $1,000 and the sum of the daily conversion values indenture governing our convertible notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of our convertible notes surrendered or pay cash with respect to our convertible notes being converted. In addition, our ability to repurchase our convertible notes or to pay cash upon conversions of our convertible notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our convertible notes at a time when the repurchase is required by the indenture governing our convertible notes or to pay any cash payable on future conversions of our convertible notes as required by the indenture governing our convertible notes would constitute a default under the indenture governing our convertible notes. A default under the indenture governing our convertible notes or the fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our convertible notes or make cash payments upon conversions thereof.
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
In addition, the shares of our common stock underlying our convertible notes will be reflected in our diluted earnings per share using the “if-converted” method, in accordance with ASU 2020-06. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all our convertible notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. However, for convertible notes in which the principal amount must be settled in cash and the conversion spread value in shares or cash upon conversions (such as our convertible notes), the “if-converted” method requires that interest expense is not adjusted in the numerator and the denominator only includes the net number of incremental shares that would be issued upon conversion. The application of the if-converted method may reduce our reported diluted earnings per share, to the extent the price of our common stock exceeds the conversion price. Accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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
Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of fiscal 2024 year-end, our goodwill was $2.0 billion and other intangible assets were $160.6 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. We had no goodwill impairment in fiscal 2024, 2023 or 2022.
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
We must comply with and are affected by U.S. federal, state, local and foreign laws and regulations relating to the formation, administration and performance of government contracts. For example, we must comply with FAR, the Truth in Negotiations Act, CAS, the American Recovery and Reinvestment Act of 2009, the Services Contract Act, the DoD security regulations as well as many other rules and regulations. In addition, we must comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, anti-fraud measures as well as many other regulations in order to maintain our government contractor status. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies, such as the DCAA, routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and evaluate compliance with applicable laws, regulations and standards. In addition, during the course of its audits, the DCAA may question our incurred project costs. If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. In addition, U.S. government contracts are subject to various other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal Civil False Claims Act, which could include claims for treble damages. For example, as discussed elsewhere in this report, on January 14, 2019, the Civil Division of the United States Attorney’s Office ("USAO") filed complaints in intervention in three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California ("NDCA"). U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our U.S. government contractor status could reduce our profits and revenue significantly.
Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.
We engage in consulting, engineering, program management and technical services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. For example, as discussed elsewhere in this report, the USAO filed complaints against TtEC in the NDCA alleging violations of the False Claims Act, Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and common law, and several ancillary claims brought by third-party private plaintiffs arising from the same services provided by TtEC on the same project are ongoing. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Excess liability and professional liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent. For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under CERCLA and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health and safety laws affecting us include, but are not limited to, the Resource Conservation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines, civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, taxing authorities in other jurisdictions, including jurisdictions outside of the United States, or by bodies such as the European Commission or the Organisation for Economic Co-operation and Development ("OECD"), could materially affect our tax obligations (including the cost of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels.
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
Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.
Public ESG and sustainability reporting is becoming more broadly expected by investors, stockholders, and other stakeholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.
Item 1B    Unresolved Staff Comments
None.
Item 2.    Properties
At fiscal 2024 year-end, we leased approximately 560 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2033. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,046 stockholders of record at September 29, 2024.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 12, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 29, 2019, and that all dividends have been reinvested. Dividends declared and paid in fiscal 2024 totaled $0.220 per share. We declared and paid dividends in the first and second quarters totaling $0.104 per share ($0.052 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.116 per share ($0.058 each quarter) on our common stock. We declared and paid dividends totaling $0.196, $0.172, $0.148 and $0.128 per share in fiscal 2023, 2022, 2021 and 2020, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024

ASSUMES $100 INVESTED ON SEPTEMBER 29, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 29, 2024

	2019	2020	2021	2022	2023	2024
Tetra Tech, Inc.	$100.00	$108.26	$181.19	$154.26	$183.65	$281.86
NASDAQ Market Index	100.00	138.78	186.51	136.43	172.05	237.60
S&P 1000 Index	100.00	94.20	145.00	119.23	135.76	171.48
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
Stock Repurchase Program
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. In fiscal 2022, we repurchased and settled 6,708,395 shares with an average price of $29.81 per share for a total cost of $200.0 million. At fiscal 2024 year-end, we had a remaining balance of $347.8 million under our stock repurchase program.
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
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In fiscal 2024, our revenue increased 15.0% compared to fiscal 2023 primarily reflecting increased activity in our U.S. federal and international client sectors. This revenue growth includes $332 million from our recent acquisitions, that did not have comparable revenue for all of fiscal 2023. Excluding the impact of these acquisitions, our revenue increased 7.6% compared to the prior-year period.
The table below presents our revenue by client sector (amounts in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%

Client sector
U.S. federal government (1)	$1,675,996	$1,387,101	$288,895	20.8%
U.S. state and local government	613,185	607,074	6,111	1.0
U.S. commercial	909,642	869,460	40,182	4.6
International (2)	1,999,856	1,658,915	340,941	20.6
Total	$5,198,679	$4,522,550	$676,129	15.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in the United Kingdom, Australia and Canada.

U.S. Federal Government

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$1,675,996	$1,387,101	$288,895	20.8%

Our 20.8% growth in U.S. federal revenue in fiscal 2024 compared to fiscal 2023 primarily reflects increased international development activity and increased environmental activity for both civilian and defense agencies. The growth in our international development activity primarily relates to activity in Ukraine to support energy security and other humanitarian needs. In fiscal 2024, our international development revenue increased approximately $122 million compared to fiscal 2023. The overall revenue growth also includes approximately $115 million of revenue from our recent acquisitions, that did not have comparable revenue for all last year. We expect our U.S. federal government revenue to continue to grow in fiscal 2025. Approximately $1 trillion in new U.S. federal funding passed in 2021 through the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Each of these programs includes substantial planned investments in our key end markets including water, environment and sustainable infrastructure over the next five to ten years.
U.S. State and Local Government

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$613,185	$607,074	$6,111	1.0%

In fiscal 2024, our U.S. state and local government revenue increased compared to last fiscal year due to continued investment by our clients in clean drinking water; this growth was offset by lower disaster response revenue of approximately $46 million primarily due to the wind-down of hurricane related projects in the southeastern U.S. last year. Excluding our disaster response activities, our U.S. state and local government revenue increased 12.4% in fiscal 2024 compared to fiscal 2023, primarily reflecting continued increased revenue from advanced water treatment projects. Most of our work for U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in fiscal 2025.
U.S. Commercial

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$909,642	$869,460	$40,182	4.6%
Our U.S. commercial revenue growth of 4.6% this fiscal year was primarily due to increased planning and permitting projects related to renewable energy generation and transmission. We expect revenue growth to continue in our U.S. commercial business in fiscal 2025.
International

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	1,999,856	$1,658,915	$340,941	20.6%

For fiscal 2024, our international revenue increased 20.6% compared to last year primarily due to higher renewable energy revenue and commercial activities related to an increased focus on sustainability in addition to contributions from acquisitions. This revenue growth includes approximately $182 million of revenue from our recent acquisitions, that did not have comparable revenue for all of last year. Excluding the impact of these acquisitions, our revenue increased 9.6% compared to fiscal 2023. We expect growth in our international work to continue in fiscal 2025.

RESULTS OF OPERATIONS
Fiscal 2024 Compared to Fiscal 2023
Consolidated Results of Operations

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands, except per share data)
Revenue	$5,198,679	$4,522,550	$676,129	15.0%
Subcontractor costs	(876,817)	(771,461)	(105,356)	(13.7)
Revenue, net of subcontractor costs (1)	4,321,862	3,751,089	570,773	15.2
Other costs of revenue	(3,455,422)	(3,026,060)	(429,362)	(14.2)
Gross profit	866,440	725,029	141,411	19.5
Selling, general and administrative expenses	(356,024)	(305,107)	(50,917)	(16.7)
Acquisition and integration expenses	(7,138)	(33,169)	26,031	78.5
Right-of-use operating lease asset impairment	—	(16,385)	16,385	NM
Contingent consideration – fair value adjustments	(2,541)	(12,255)	9,714	79.3
Income from operations	500,737	358,113	142,624	39.8
Interest expense – net	(37,271)	(46,537)	9,266	19.9
Other non-operating income	—	89,402	(89,402)	NM
Income before income tax expense	463,466	400,978	62,488	15.6
Income tax expense	(130,023)	(127,526)	(2,497)	(2.0)
Net income	333,443	273,452	59,991	21.9
Net income attributable to noncontrolling interests	(61)	(32)	(29)	(90.6)
Net income attributable to Tetra Tech	$333,382	$273,420	$59,962	21.9
Diluted earnings per share	$1.23	$1.02	$0.21	20.6%

(1) We believe that the presentation of "Revenue, net of subcontractor costs", which is a non-U.S. GAAP financial measure, enhances investors' ability to analyze our business trends and performance because it substantially measures the work performed by our employees. In the course of providing services, we routinely subcontract various services and, under certain international development programs, issue grants. Generally, these subcontractor costs and grants are passed through to our clients and, in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and industry practice, are included in our revenue when it is our contractual responsibility to procure or manage these activities. Because subcontractor services can vary significantly from project to project and period to period, changes in revenue may not necessarily be indicative of our business trends. Accordingly, we segregate subcontractor costs from revenue to promote a better understanding of our business by evaluating revenue exclusive of costs associated with external service providers.
NM = not meaningful
Our revenue growth in fiscal 2024 reflects increases in both of our reportable segments. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $324.5 million, or 15.0%, and $274.5 million, or 16.8%, respectively, in fiscal 2024 compared to last year. Our CIG segment's revenue increased $362.1 million, or 14.9%, and revenue, net of subcontractor costs, increased $296.2 million, or 14.0% in fiscal 2024 compared to fiscal 2023. The fiscal 2024 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude acquisition and integration costs and adjustments to contingent consideration liabilities in fiscal 2024. Our fiscal 2023 adjusted results exclude acquisition and integrations costs related to the RPS acquisition and related lease impairment charge and adjustments to contingent consideration liabilities. Our adjusted earnings per share ("EPS") for fiscal 2023 also excludes non-operating gains on a foreign exchange contract of $89.4 million and non-recurring tax expense items. The foreign exchange gain is reported as "Other non-operating income" in our consolidated statements of income. The effective tax rate applied to the adjustments to EPS to arrive at adjusted EPS was 17% and 26% for fiscal 2024 and 2023, respectively. The fiscal 2024 rate reflects certain integration costs/losses that were not tax deductible. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$500,737	$358,113	$142,624	39.8%
Acquisition and integration expenses	7,138	33,169	(26,031)	(78.5)
Right-of-use operating lease asset impairment	—	16,385	(16,385)	NM
Earn-out adjustments	2,541	12,255	(9,714)	(79.3)
Adjusted income from operations (1)	$510,416	$419,922	$90,494	21.6%

EPS	$1.23	$1.02	$0.21	20.6%
Acquisition and integration expenses	0.02	0.11	(0.09)	(81.8)
Right-of-use operating lease asset impairment	—	0.04	(0.04)	NM
Earn-out adjustments	0.01	0.04	(0.03)	(75.0)
Foreign exchange forward contract gain	—	(0.25)	0.25	NM
Non-recurring tax items	—	0.08	(0.08)	NM
Adjusted EPS (1)	$1.26	$1.04	$0.22	21.2%

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income in fiscal 2024 includes $7.1 million of acquisition and integration expenses (non-cash divestiture and asset impairment charges). The fiscal 2023 results include $33.2 million of acquisition and integration expenses (primarily investment banking, legal and other professional fees) for the RPS acquisition and a related $16.4 million lease right-of-use asset ("ROU") impairment expense. The fiscal 2024 and 2023 results also include charges of $2.5 million and $12.3 million, respectively, related to changes in the estimated fair value of contingent earn-out liabilities. Excluding the acquisition and integration expenses and earn-out charges, our adjusted operating income increased $90.5 million, or 21.6% in fiscal 2024 compared to fiscal 2023. These increases reflect improved results in both of our operating segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Interest expense – net	$37,271	$46,537	$(9,266)	(19.9)%
Net interest expense decreased in fiscal 2024 compared to last fiscal year primarily due to the lower borrowing costs from our convertible notes (the "Convertible Notes") issued in the fourth quarter of fiscal 2023, which we used to refinance the existing higher-cost debt. In fiscal 2023, net interest expense included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility and $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment of RPS' debt facilities. Excluding these write-offs, our interest expense decreased $5.5 million in fiscal 2024 compared to last year.

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Other non-operating income	$—	$89,402	$(89,402)	NM
Other non-operating income in fiscal 2023 reflects gains on a foreign exchange forward contract integrated with the acquisition of RPS. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The forward contract was settled on January 23, 2023, together with the closing of the RPS acquisition, with a cumulative cash gain of approximately $109 million.

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Income tax expense	$130,023	$127,526	$2,497	2.0%
The effective tax rates for fiscal 2024 and 2023 were 28.1% and 31.8%, respectively. Income tax expense was reduced by $4.5 million and $4.6 million of excess tax benefits on share-based payments in fiscal 2024 and 2023, respectively. In addition, income tax expense in fiscal 2024 included $4.2 million of expense for the settlement of various tax positions that were under audit for fiscal years 2011 through 2021. Furthermore, income tax expense in fiscal 2023 included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested. Excluding the impact of the excess tax benefits on share-based payments in both years, the settlement amount in fiscal 2024 and the non-operating tax expenses in fiscal 2023, our effective tax rates in fiscal 2024 and 2023 were 28.1% and 27.8%, respectively.
In December 2021, the Organisation for Economic Cooperation and Development ("OECD") released Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15 percent level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of fiscal 2025. We are continually monitoring developments and evaluating the potential impacts. At this time, we do not anticipate a material tax charge as a result of implementation of these rules.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$2,483,355	$2,158,889	$324,466	15.0%
Subcontractor costs	(573,377)	(523,449)	(49,928)	(9.5)
Revenue, net of subcontractor costs	$1,909,978	$1,635,440	$274,538	16.8

Income from operations	$281,026	$231,762	$49,264	21.3%
For fiscal 2024, the revenue growth of 15.0% compared to fiscal 2023 primarily reflects higher U.S. federal government activities related to international development, U.S. state and local government activities related to advanced water treatment and contributions from our recent acquisitions. This growth was partially offset by lower disaster response activity. The revenue growth in fiscal 2024 includes a $122 million increase from the aforementioned international development activities in Ukraine compared to last year. For fiscal 2024, our revenue growth also includes approximately $128 million of revenue from our recent acquisitions, that did not have comparable revenue for all of fiscal 2023. Conversely, our revenue growth also includes decreased revenue from disaster response activities, which was approximately $46 million lower in fiscal 2024 compared to fiscal 2023. Excluding the acquisitions, increased activity in Ukraine and the partially offsetting lower disaster response revenue, our revenue increased 6.7% in fiscal 2024 compared to last year.
Operating income increased primarily due to the aforementioned revenue growth. Additionally, our fiscal 2023 operating income was reduced by $6.8 million of the aforementioned lease impairment charge. Excluding last year's lease impairment charge, our operating margin, based on revenue, net of subcontractor costs, increased to 14.7% in fiscal 2024 compared to 14.6% in fiscal 2023.

Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%
	($ in thousands)
Revenue	$2,786,731	$2,424,649	$362,082	14.9%
Subcontractor costs	(374,847)	(309,000)	(65,847)	(21.3)
Revenue, net of subcontractor costs	$2,411,884	$2,115,649	$296,235	14.0

Income from operations	$328,510	$243,750	$84,760	34.8%
For fiscal 2024, the revenue growth of 14.9% compared to fiscal 2023 primarily reflects increased activities related to renewable energy and international sustainable infrastructure in addition to contributions from acquisitions. The revenue growth in fiscal 2024 includes approximately $205 million from the RPS acquisition that did not have comparable revenue in fiscal 2023. Excluding the impact of the RPS acquisition, our revenue increased 6.5% in fiscal 2024 compared to last year.
For fiscal 2024, our operating income increased due to the aforementioned revenue growth. Additionally, our operating income in fiscal 2023 was reduced by $8.3 million of the aforementioned lease impairment charge. Our operating margin also improved in fiscal 2024 compared to last year resulting in enhanced operating income. Excluding the lease impairment charge last year, our operating margin, based on revenue, net of subcontractor costs, improved approximately 170 basis points from 11.9% in fiscal 2023 to 13.6% in this fiscal year. The improved operating margin was primarily due to our increased focus on high-end consulting services, and improved project execution, particularly in the RPS operations.
Fiscal 2023 Compared to Fiscal 2022
Consolidated Results of Operations

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Revenue	$4,522,550	$3,504,048	$1,018,502	29.1%
Subcontractor costs	(771,461)	(668,468)	(102,993)	(15.4)
Revenue, net of subcontractor costs (1)	3,751,089	2,835,580	915,509	32.3
Other costs of revenue	(3,026,060)	(2,260,021)	(766,039)	(33.9)
Gross profit	725,029	575,559	149,470	26.0
Selling, general and administrative expenses	(305,107)	(234,784)	(70,323)	(30.0)
Acquisition and integration expenses	(33,169)	—	(33,169)	NM
Right-of-use operating lease asset impairment	(16,385)	—	(16,385)	NM
Contingent consideration – fair value adjustments	(12,255)	(329)	(11,926)	NM
Income from operations	358,113	340,446	17,667	5.2
Interest expense – net	(46,537)	(11,584)	(34,953)	(301.7)
Other non-operating income	89,402	19,904	69,498	349.2
Income before income tax expense	400,978	348,766	52,212	15.0
Income tax expense	(127,526)	(85,602)	(41,924)	(49.0)
Net income	273,452	263,164	10,288	3.9
Net income attributable to noncontrolling interests	(32)	(39)	7	17.9
Net income attributable to Tetra Tech	$273,420	$263,125	$10,295	3.9
Diluted earnings per share	$1.02	$0.97	$0.05	5.2%

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
NM = not meaningful
In fiscal 2023, revenue and revenue, net of subcontractor costs, increased $1.02 billion, or 29.1%, and $915.5 million, or 32.3%, respectively, compared to fiscal 2022. Excluding the contribution from RPS, our revenue increased 12.0% in fiscal 2023 compared to the previous year. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $338.0 million, or 18.6%, and $299.0 million, or 22.4%, respectively, in fiscal 2023 compared to fiscal 2022. Our CIG segment's revenue increased $686.2 million, or 39.5%, and revenue, net of subcontractor costs, increased $616.5 million, or 41.1% in fiscal 2023 compared to the previous year. Excluding the contribution from RPS, our CIG segment's revenue increased approximately 6.7% in fiscal 2023 compared to fiscal 2022 (9.5% on a constant currency basis). The fiscal 2023 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Services Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results, which exclude our acquisition and integration costs related to the RPS acquisition, a related lease impairment charge and adjustments to contingent consideration liabilities in fiscal 2023, and a non-operating benefit from Employee Retention Credits ("ERC's") received in fiscal 2022. Our adjusted EPS also excludes non-operating gains on a foreign exchange contract of $89.4 million for fiscal 2023 and $19.9 million for fiscal 2022, as well as non-recurring tax expense items for fiscal 2023. The foreign exchange gain is reported as "Other non-operating income" in our consolidated statements of income. The effective tax rates applied to the adjustments to EPS to arrive at adjusted EPS average 26% for both fiscal 2023 and 2022. We applied the relevant marginal statutory tax rate based on the nature of the adjustments and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$358,113	$340,446	$17,667	5.2%
Employee retention credits	—	(6,486)	6,486	NM
Acquisition and integration expenses	33,169	—	33,169	NM
Right-of-use operating lease asset impairment	16,385	—	16,385	NM
Earn-out adjustments	12,255	—	12,255	NM
Adjusted income from operations (1)	$419,922	$333,960	$85,962	25.7%

EPS	$1.02	$0.97	$0.05	5.2%
Employee retention credits	—	(0.02)	0.02	NM
Acquisition and integration expenses	0.11	—	0.11	NM
Right-of-use operating lease asset impairment	0.04	—	0.04	NM
Earn-out adjustments	0.04	—	0.04	NM
Foreign exchange forward contract gain	(0.25)	(0.06)	(0.19)	NM
Non-recurring tax items	0.08	—	0.08	NM
Adjusted EPS (1)	$1.04	$0.89	$0.15	16.9%

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Operating income increased $17.7 million, or 5.2%, in fiscal 2023 compared to fiscal 2022. The fiscal 2023 results include $33.2 million of acquisition and integration expenses (primarily investment banking, legal and other professional fees) for the RPS acquisition and a related $16.4 million of ROU lease asset impairment expense. The fiscal 2023 results also include losses of $12.3 million, related to changes in the estimated fair value of contingent earn-out liabilities. The fiscal 2022 results include the benefit of Employee Retention Credits ("ERC's") totaling $6.5 million, which represents reimbursement from the U.S. federal government under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the costs that we incurred during fiscal 2020 to address the coronavirus disease 2019 pandemic. These amounts were recognized in fiscal 2022 when the funds were received due to the uncertainty related to the computation of qualifying amounts and delayed processing times for our application. These amounts were primarily reflected as a reduction to "Other costs of revenue" in our consolidated statement of income and an increase to "Net cash provided by operating activities" in our consolidated statement of cash flows for fiscal 2022, consistent with the presentation of the related costs recognized in fiscal 2020.
Excluding the acquisition and integration expenses, ROU asset impairment, earn-out losses and the ERC's, our adjusted operating income increased $86.0 million, or 25.7% in fiscal 2023 compared to fiscal 2022. These increases reflect improved results in both GSG and CIG segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.
Our net interest expense was $46.5 million and $11.6 million in fiscal 2023 and 2022, respectively. Net interest expense in fiscal 2023 included $2.7 million of additional expense for the write-off of previously deferred debt origination fees due to the cancellation of the bridge loan facility that we entered to support our offer to acquire RPS, which was replaced with an amendment to our existing debt facility and $1.1 million of additional expense for the write-off of previously deferred debt origination fees due to the repayment and cancellation of RPS' debt facilities. Excluding these write-offs, our interest expense increased $31.2 million in fiscal 2023 compared to fiscal 2022 primarily due to the additional borrowings to fund the RPS acquisition.
Other non-operating income of $89.4 million in fiscal 2023 and $19.9 million in fiscal 2022, reflect the previously described gain on a foreign exchange forward contract integrated with the RPS acquisition.
The effective tax rates for fiscal 2023 and 2022 were 31.8% and 24.5%, respectively. Income tax expense in fiscal 2023 included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested. In addition, income tax expense was reduced by $4.6 million and $10.3 million of excess tax benefits on share-based payments in fiscal 2023 and 2022, respectively. Excluding the impact of the non-operating tax expenses in fiscal 2023 and the excess tax benefits on share-based payments in both years, our effective tax rates in fiscal 2023 and 2022 were 27.8% and 27.5%.
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
Operating income increased $33.3 million in fiscal 2023 compared to fiscal 2022. The increase in operating income is consistent with the revenue increase noted above. The fiscal 2023 results were reduced by $6.8 million of the aforementioned lease impairment charge and the fiscal 2022 results included $4.4 million of the aforementioned ERC's. Our operating margin, based on revenue, net of subcontractor costs, was 14.2% in fiscal 2023 compared to 14.8% the previous year. Excluding the lease impairment charge in fiscal 2023 and the ERC's in fiscal 2022, our operating margin increased to 14.6% in fiscal 2023 from 14.5% in fiscal 2022.

Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	October 1, 2023	October 2, 2022	Change
			$	%
	($ in thousands)
Revenue	$2,424,649	$1,738,436	$686,213	39.5%
Subcontractor costs	(309,000)	(239,312)	(69,688)	(29.1)
Revenue, net of subcontractor costs	$2,115,649	$1,499,124	$616,525	41.1

Income from operations	$243,750	$194,142	$49,608	25.6%
Revenue and revenue, net of subcontractor costs, increased $686.2 million, or 39.5%, and increased $616.5 million, or 41.1%, respectively, in fiscal 2023 compared to fiscal 2022. The RPS acquisition contributed approximately $570 million to revenue growth in fiscal 2023. The remaining revenue growth in fiscal 2023 primarily reflects increased activity on high-performance buildings, clean energy and international infrastructure.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. At September 29, 2024, we had $232.7 million of cash and cash equivalents and access to an additional $800 million of borrowing available under our credit facility. We generated $358.7 million of cash from operations in fiscal 2024. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
On October 5, 2021, our Board of Directors authorized a new stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At fiscal 2024 year-end, we had a remaining balance of $347.8 million under our stock repurchase program. We declared and paid common stock dividends totaling $58.8 million, or $0.220 per share, in fiscal 2024 compared to $52.1 million, or $0.196 per share, in fiscal 2023.
Subsequent Events. On November 11, 2024, our Board of Directors declared a quarterly cash dividend of $0.058 per share payable on December 13, 2024 to stockholders of record as of the close of business on November 27, 2024.
Cash and Cash Equivalents. The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%

Cash and cash equivalents	$232,689	$168,831	$63,858	37.8%

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	Change
			$	%

Net cash provided by (used in):
Operating activities	$358,708	$368,463	$(9,755)	(2.6)%
Investing activities	(111,043)	(771,199)	660,156	85.6
Financing activities	(191,380)	382,380	(573,760)	(150.0)
Effect of exchange rate changes	7,573	4,093	3,480	85.0
Net increase (decrease) in cash and cash equivalents	$63,858	$(16,263)	$80,121	492.7%

Operating Activities. Cash from operations in fiscal 2024 decreased 2.6% compared to fiscal 2023. Our cash flow from operations in fiscal 2023 benefited from improved management of working capital through faster collection of accounts receivable compared to previous years. This trend was stable in fiscal 2024. For fiscal 2024, we paid $10.5 million less in interest compared to last year, primarily due the lower borrowing costs from our convertible notes issued in the fourth quarter of fiscal 2023, which we used to refinance the existing higher-cost debt incurred to fund the RPS acquisition in the second quarter of fiscal 2023. This improvement and the benefit of higher earnings in fiscal 2024 were substantially offset by higher income tax payments. We paid $27 million in U.S. federal income tax in the first quarter of fiscal 2024 that typically would have been made in fiscal 2023, but the IRS permitted, and we elected, 2023 federal tax payment deferrals for entities in disaster zones.
Investing Activities. For fiscal 2024, the cash used in investing activities includes net payments of $94 million for the acquisitions completed during the year. The fiscal 2023 period reflects $854 million of net payments for the acquisitions completed last year (primarily RPS), net of the $109 million of related foreign exchange hedge proceeds received in the second quarter of fiscal 2023.
Financing Activities. For fiscal 2024, net cash provided by financing activities declined. The decrease was due to a net borrowing of $544 million in fiscal 2023 versus net debt repayments of $70 million in fiscal 2024. The fiscal 2023 borrowings were used primarily to fund our fiscal 2023 acquisitions. To a lesser extent, the decline in our net cash provided by financing activities was due to $25 million more cash used for contingent earn-out payments in fiscal 2024 compared to last year.
Debt Financing. On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures in January 2026.
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
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full with the Convertible Notes proceeds.

On August 22, 2023, we issued $575.0 million in convertible notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028 (the "Convertible Notes"). As of October 1, 2023, $560.8 million of the Convertible Notes was included in long-term debt in our consolidated balance sheets, which is net of $14.2 million of unamortized debt issuance costs. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Amended Term Loan Facility, to prepay $89.4 million outstanding under the New Term Loan Facility and to pay down borrowings of $185.0 million under the Amended Revolving Credit Facility. See Note 9, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" in Item 8 for further discussion.

At fiscal 2024 year-end, we had $250 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement during fiscal 2024 was 6.70%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At September 29, 2024, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.8 million, $0.6 million, and $0.7 million for fiscal year 2024, 2023 and 2022, respectively.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At September 29, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.38x and a consolidated interest coverage ratio of 13.94x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At September 29, 2024, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $43.3 million. As of September 29, 2024, we had no bank overdrafts related to our disbursement bank accounts.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 13, 2023	$0.052	November 30, 2023	$13,873	December 13, 2023
January 29, 2024	$0.052	February 14, 2024	$13,908	February 27, 2024
April 29, 2024	$0.058	May 20, 2024	$15,522	May 31, 2024
July 29, 2024	$0.058	August 15, 2024	$15,525	August 30, 2024
November 11, 2024	$0.058	November 27, 2024	N/A	December 13, 2024
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
At the end of fiscal 2024 and 2023, the liability for income taxes associated with uncertain tax positions was $50.1 million and $62.0 million, respectively.

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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At fiscal 2024 year-end, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $43.3 million in standby letters of credit outstanding under our additional letter of credit facilities.
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

Revenue Recognition and Contract Costs
To determine the proper revenue recognition method for contracts under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers", we evaluate whether multiple contracts should be combined and accounted for as a single contract and whether the combined or single contract should be accounted for as having more than one performance obligation. The decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations may impact the amount of revenue recorded in a given period. Contracts are considered to have a single performance obligation if the promises are not separately identifiable from other promises in the contracts.
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
Identifiable intangible assets primarily include backlog, client relations and trade names. The costs of these intangible assets are amortized over their contractual or economic lives, which range from one to 12 years. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable, the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.
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
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at July 1, 2024 (i.e., the first day of our fourth quarter in fiscal 2024), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 72%.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (See Note 2, "Basis of Presentation – Fair Value of Financial Instruments" of the "Notes to Consolidated Financial Statements" included in Item 8). We use a probability weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally two or three years), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
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
RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting standards and the effect they could have on the consolidated financial statements, see Note 2, "Basis of Presentation" of the "Notes to Consolidated Financial Statements" included in Item 8.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not enter into derivative financial instruments for trading or speculation purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency transaction and translation risk, primarily related to the Canadian and Australian dollars, the Euro, and the British Pound.
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At September 29, 2024, we had $250 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $250 million under the New Term Loan Facility, and no borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings during fiscal 2024 was 6.70%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $1.8 million of foreign currency losses in fiscal 2024 in “Selling, general and administrative expenses” on our consolidated statement of income. The impact of foreign currency was immaterial in fiscal 2023.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2024 and 2023, 38.5% and 36.7% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2024, the effect of foreign exchange rate translation on the consolidated balance sheets was an increase in equity of $115.1 million compared to an increase in equity of $12.6 million in fiscal 2023. These amounts were recognized as an adjustment to equity through other comprehensive income.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the “Company”) as of September 29, 2024 and October 1, 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended September 29, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2024 and October 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded LS Technologies ("LST") from its assessment of internal control over financial reporting as of September 29, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded LST from our audit of internal control over financial reporting. LST is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 1.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 29, 2024.
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
Revenue Recognition - Certain fixed-price, time-and-materials and cost-plus contracts
As described in Note 3 to the consolidated financial statements, the Company recognized revenue of $5,199 million for the year ended September 29, 2024, of which a majority relates to revenue recognized for certain fixed-price, time-and-materials and cost-plus contracts. The Company recognizes revenue over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company's customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects management's judgment to depict the value of the services transferred to the customer. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. For certain on-call engineering or consulting and similar contracts, the Company recognizes revenue in the amount which they have the right to invoice the customer if that amount corresponds directly with the value of the performance completed to date. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain fixed-price, time-and-materials and cost-plus contracts is a critical audit matter is a high degree of audit effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating management’s significant accounting policies related to revenue recognition; (ii) for certain fixed-price contracts, testing management's process for developing the estimate of total contract cost for a sample of contracts with cumulative catch-up adjustments and anticipated losses or claims, and evaluating the contract terms and other documents that support the changes in total estimated contract costs; (iii) assessing, for a sample of fixed-price contracts, estimated total contract costs by performing a comparison of the total estimated contract cost as compared with prior period estimates and evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; (iv) evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s methodology over the life of the contract; (v) re-calculating revenue recognized based on the contract value, year-to-date costs, and total estimated costs to complete; (vi) testing the existence and accuracy of total contract revenue recorded, on a sample basis, by obtaining and inspecting source documents such as contracts and purchase orders; (vii) for certain on-call engineering or consulting contracts where revenue is recognized using the practical expedient right to invoice, testing the accuracy of revenue recognized, on a sample basis by obtaining and inspecting source documents, such as contracts and purchase orders; and (viii) for certain contracts, testing the completeness and accuracy of costs incurred to date, on a sample basis, by obtaining and inspecting source documents, such as invoices and timecards.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 19, 2024
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	Fiscal Year Ended
ASSETS	September 29, 2024	October 1, 2023
Current assets:
Cash and cash equivalents	$232,689	$168,831
Accounts receivable, net	1,051,461	974,535
Contract assets	129,678	113,939
Prepaid expenses and other current assets	91,585	89,096
Income taxes receivable	21,970	9,623
Total current assets	1,527,383	1,356,024

Property and equipment, net	73,065	74,832
Right-of-use assets, operating leases	177,950	175,932
Goodwill	2,046,569	1,880,244
Intangible assets, net	160,585	173,936
Deferred tax assets	105,529	89,002
Other non-current assets	101,595	70,507
Total assets	$4,192,676	$3,820,477

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$197,440	$173,271
Accrued compensation	332,096	302,755
Contract liabilities	351,738	335,044
Short-term lease liabilities, operating leases	63,419	65,005
Current contingent earn-out liabilities	26,934	51,108
Other current liabilities	247,900	280,959
Total current liabilities	1,219,527	1,208,142

Deferred tax liabilities	30,162	14,256
Long-term debt	812,634	879,529
Long-term lease liabilities, operating leases	140,095	144,685
Non-current contingent earn-out liabilities	21,812	22,314
Other non-current liabilities	138,033	148,045

Commitments and contingencies (Note 18)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 29, 2024 and October 1, 2023	—	—
Common stock – Authorized, 750,000 shares of $0.01 par value; issued and outstanding, 267,717 and 266,238 shares at September 29, 2024 and October 1, 2023, respectively	2,677	2,662
Additional paid-in capital	35,900	—
Accumulated other comprehensive loss	(78,875)	(195,295)
Retained earnings	1,870,620	1,596,066
Tetra Tech stockholders' equity	1,830,322	1,403,433
Noncontrolling interests	91	73
Total stockholders' equity	1,830,413	1,403,506
Total liabilities and stockholders' equity	$4,192,676	$3,820,477
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022
Revenue	$5,198,679	$4,522,550	$3,504,048
Subcontractor costs	(876,817)	(771,461)	(668,468)
Other costs of revenue	(3,455,422)	(3,026,060)	(2,260,021)
Gross profit	866,440	725,029	575,559
Selling, general and administrative expenses	(356,024)	(305,107)	(234,784)
Acquisition and integration expenses	(7,138)	(33,169)	—
Right-of-use operating lease asset impairment	—	(16,385)	—
Contingent consideration – fair value adjustments	(2,541)	(12,255)	(329)
Income from operations	500,737	358,113	340,446
Interest income	7,288	5,898	1,780
Interest expense	(44,559)	(52,435)	(13,364)
Other non-operating income	—	89,402	19,904
Income before income tax expense	463,466	400,978	348,766
Income tax expense	(130,023)	(127,526)	(85,602)
Net income	333,443	273,452	263,164
Net income attributable to noncontrolling interests	(61)	(32)	(39)
Net income attributable to Tetra Tech	$333,382	$273,420	$263,125
Earnings per share attributable to Tetra Tech:
Basic	$1.25	$1.03	$0.98
Diluted	$1.23	$1.02	$0.97
Weighted-average common shares outstanding:
Basic	267,364	266,015	268,100
Diluted	270,042	268,185	270,815
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022
Net income	$333,443	$273,452	$263,164

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	115,120	12,622	(94,933)
(Loss) gain on cash flow hedge valuations, net of tax	—	(2,412)	11,806
Net pension adjustments	1,300	2,638	—
Other comprehensive income (loss), net of tax	116,420	12,848	(83,127)

Comprehensive income, net of tax	$449,863	$286,300	$180,037
Less: comprehensive income attributable to noncontrolling interests, net of tax	61	31	28
Comprehensive income attributable to Tetra Tech, net of tax	$449,802	$286,269	$180,009
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net income	$333,443	$273,452	$263,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,677	61,206	27,033
Amortization of stock-based awards	31,155	28,607	26,227
Deferred income taxes	(19,980)	(21,204)	2,175
Fair value adjustments to contingent consideration	2,541	12,255	329
Right-of-use operating lease asset impairment	—	16,385	—
Fair value adjustment to foreign currency forward contract	—	(89,402)	(19,904)
Acquisition and integration expenses	7,138	—	—
Other non-cash items	5,369	975	(1,245)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(40,188)	(19,783)	(89,781)
Prepaid expenses and other assets	(20,894)	78,686	69,697
Accounts payable	18,091	(19,214)	17,099
Accrued compensation	6,657	37,094	27,458
Contract liabilities	4,704	44,152	55,915
Cash settled contingent earn-out liability	(7,943)	—	—
Income taxes receivable/payable	(35,530)	40,527	14,627
Other liabilities	468	(75,273)	(56,606)
Net cash provided by operating activities	358,708	368,463	336,188
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(93,650)	(854,319)	(49,124)
Settlement of foreign currency forward contract	—	109,306	—
Capital expenditures	(18,135)	(26,901)	(10,582)
Proceeds from sales of assets	742	715	3,966
Net cash used in investing activities	(111,043)	(771,199)	(55,740)
Cash flows from financing activities:
Proceeds from borrowings	217,000	994,859	161,456
Repayments on long-term debt	(287,000)	(1,026,051)	(117,080)
Proceeds from issuance of convertible notes	—	575,000	—
Payments of debt issuance costs	—	(14,451)	—
Capped call transactions	—	(51,750)	—
Repurchases of common stock	—	—	(200,000)
Shares repurchased for tax withholdings on share-based awards	(12,982)	(16,833)	(25,223)
Payments of contingent earn-out liabilities	(46,107)	(21,328)	(20,124)
Stock options exercised	3,067	626	1,806
Dividends paid	(58,828)	(52,113)	(46,099)
Principal payments on finance leases	(6,530)	(5,579)	(4,344)
Net cash (used in) provided by financing activities	(191,380)	382,380	(249,608)

Effect of exchange rate changes on cash and cash equivalents	7,573	4,093	(12,314)

Net increase (decrease) in cash and cash equivalents	63,858	(16,263)	18,526
Cash and cash equivalents at beginning of year	168,831	185,094	166,568
Cash and cash equivalents at end of year	$232,689	$168,831	$185,094

Supplemental information:
Cash paid during the year for:
Interest	$36,855	$47,367	$13,378
Income taxes, net of refunds received of $4.2 million, $2.2 million and $4.8 million	$180,707	$93,176	$70,799
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended October 2, 2022, October 1, 2023, and September 29, 2024
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 3, 2021	53,981	$540	$—	$(125,028)	$1,358,726	$1,234,238	$53	$1,234,291
Issuance of shares under five-for-one stock split	215,926	2,160	—	—	(2,160)	—	—	—
Comprehensive income, net of tax:
Net income	—	—	—	—	263,125	263,125	39	263,164
Foreign currency translation adjustments	—	—	—	(94,922)	—	(94,922)	(11)	(94,933)
Gain on cash flow hedge valuations	—	—	—	11,806	—	11,806	—	11,806
Comprehensive income, net of tax						180,009	28	180,037
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(31)	(31)
Cash dividends of $0.172 per common share	—	—	—	—	(46,099)	(46,099)	—	(46,099)
Stock-based compensation	—	—	26,227	—	—	26,227	—	26,227
Restricted & performance shares released	944	10	(25,233)	—	—	(25,223)	—	(25,223)
Stock options exercised	229	—	1,806	—	—	1,806	—	1,806
Shares issued for Employee Stock Purchase Plan	531	5	12,124	—	—	12,129	—	12,129
Stock repurchases	(6,708)	(65)	(14,884)	—	$(185,051)	(200,000)	—	(200,000)
Reclassification of APIC	—	—	(40)	—	40	—	—	—
BALANCE AT OCTOBER 2, 2022	264,903	2,650	—	(208,144)	1,388,581	1,183,087	50	1,183,137
Comprehensive income, net of tax:
Net income	—	—	—	—	273,420	273,420	32	273,452
Foreign currency translation adjustments	—	—	—	12,623	—	12,623	(1)	12,622
Pension	—	—	—	2,638	—	2,638	—	2,638
Gain on cash flow hedge valuations	—	—	—	(2,412)	—	(2,412)	—	(2,412)
Comprehensive income, net of tax						286,269	31	286,300
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Cash dividends of $0.196 per common share	—	—	—	—	(52,113)	(52,113)	—	(52,113)
Stock-based compensation	—	—	28,607	—	—	28,607	—	28,607
Restricted & performance shares released	746	7	(16,840)	—	—	(16,833)	—	(16,833)
Stock options exercised	97	—	626	—	—	626	—	626
Shares issued for Employee Stock Purchase Plan	492	5	12,623	—	—	12,628	—	12,628
Reclassification of APIC	—	—	26,734	—	(26,734)	—	—	—

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Capped call transactions	—	—	(51,750)	—	12,912	(38,838)	—	(38,838)
BALANCE AT OCTOBER 1, 2023	266,238	2,662	—	(195,295)	1,596,066	1,403,433	73	1,403,506
Comprehensive income, net of tax:
Net income	—	—	—	—	333,382	333,382	61	333,443
Foreign currency translation adjustments	—	—	—	115,120	—	115,120	—	115,120
Pension	—	—	—	1,300	—	1,300	—	1,300
Comprehensive income, net of tax						449,802	61	449,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Cash dividends of $0.220 per common share	—	—	—	—	(58,828)	(58,828)	—	(58,828)
Stock-based compensation	—	—	31,155	—	—	31,155	—	31,155
Restricted & performance shares released	547	5	(12,987)	—	—	(12,982)	—	(12,982)
Stock options exercised	410	4	3,063	—	—	3,067	—	3,067
Shares issued for Employee Stock Purchase Plan	522	6	14,669	—	—	14,675	—	14,675
BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
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
2.           Basis of Presentation
Principles of Consolidation.    The accompanying consolidated financial statements include our accounts and those of joint ventures of which we are the primary beneficiary and are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and expressed in U.S. dollars. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year. We operate on a 52 or 53-week year, ending on the Sunday nearest September 30. Fiscal years 2024, 2023 and 2022 are 52-week years.
Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Although such estimates and assumptions are based on management's best knowledge of current events and actions we may take in the future, actual results could differ materially from those estimates. On an on-going basis, we evaluate our estimates based on historical facts and other assumptions that we believe are reasonable.
Stock Split.    On July 29, 2024, our Board of Directors approved a five-for-one stock split of our common stock. The stock split had a record date of September 5, 2024 and an effective date of September 6, 2024. The par value per share of our common stock remains unchanged at $0.01 per share after the stock split. All prior-period share or per share amounts presented herein have been retroactively adjusted to reflect the stock split.
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
Accounts Receivable - Net. Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at fiscal 2024 year-end are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated, and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at July 1, 2024 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 24% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2024 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 32%, 12%, 18% and 38% of our fiscal 2024 revenue was generated from our U.S. federal government, U.S. state and local government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Canadian and Australian dollars, Euros and British pounds. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income. Gains or losses from foreign currency transactions are included in income from operations.
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

Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Client Sector:
U.S. federal government (1)	$1,675,996	$1,387,101	$1,064,347
U.S. state and local government	613,185	607,074	603,286
U.S. commercial	909,642	869,460	748,953
International (2)	1,999,856	1,658,915	1,087,462
Total	$5,198,679	$4,522,550	$3,504,048

Contract Type:
Fixed-price	$2,016,638	$1,643,849	$1,317,993
Time-and-materials	2,337,913	2,166,671	1,637,019
Cost-plus	844,128	712,030	549,036
Total	$5,198,679	$4,522,550	$3,504,048

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for fiscal 2024, 2023 and 2022.
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

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Contract assets (1)	$129,678	$113,939
Contract liabilities	(351,738)	(335,044)
Net contract liabilities	$(222,060)	$(221,105)

(1) Includes $7.9 million and $6.8 million of contract retentions at fiscal 2024 and 2023 year-ends, respectively.
Both our contract assets and contract liabilities increased in fiscal 2024 compared to fiscal 2023 year-end, due to the timing of our milestone billing on fixed-price contracts which were different from the timing of revenue recognition on those contracts. In fiscal 2024 and 2023, we recognized revenue of approximately $247 million and $164 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2023 and 2022, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in fiscal 2024 and 2023, we recognized net favorable revenue and operating income adjustments of $29.8 million and $11.0 million, respectively. The corresponding net revenue and operating income adjustments were immaterial for fiscal 2022.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of September 29, 2024 and October 1, 2023, our consolidated balance sheets included liabilities for anticipated losses of $15.1 million and $8.5 million, respectively. The estimated cost to complete these related contracts at the end of fiscal 2024 and 2023 was approximately $101 million and $68 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Billed	$707,406	$672,712
Unbilled	348,907	306,788
Total accounts receivable	1,056,313	979,500
Allowance for doubtful accounts	(4,852)	(4,965)
Total accounts receivable, net	$1,051,461	$974,535
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at fiscal 2024 year-end are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at fiscal 2024 and 2023 year-ends.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $5.3 billion of RUPO as of September 29, 2024. Our RUPO increases with awards from new contracts or additions to existing contracts and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.

We expect to satisfy our RUPO as of fiscal 2024 year-end over the following periods (in thousands):

Amount

Within 12 months	$3,723,668
Beyond	1,607,721
Total	$5,331,389
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
4.           Stock Repurchase and Dividends
On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. We repurchased and settled 6,708,395 shares with an average price of $29.81 per share for a total cost of $200.0 million in fiscal 2022 in the open market. At fiscal 2024 year-end, we had a remaining balance of $347.8 million under our stock repurchase program.
The following table presents dividends declared and paid in fiscal 2024, 2023 and 2022:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 13, 2023	$0.052	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	0.052	February 14, 2024	February 27, 2024	13,908
April 29, 2024	0.058	May 20, 2024	May 31, 2024	15,522
July 29, 2024	0.058	August 15, 2024	August 30, 2024	15,525
Total dividends paid as of September 29, 2024				$58,828

November 7, 2022	$0.046	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	0.046	February 13, 2023	February 24, 2023	12,242
May 8, 2023	0.052	May 24, 2023	June 6, 2023	13,840
August 7, 2023	0.052	August 23, 2023	September 6, 2023	13,845
Total dividends paid as of October 1, 2023				$52,113

November 15, 2021	$0.040	December 2, 2021	December 20, 2021	$10,793
January 31, 2022	0.040	February 11, 2022	February 25, 2022	10,769
May 2, 2022	0.046	May 13, 2022	May 27, 2022	12,311
August 1, 2022	0.046	August 12, 2022	August 26, 2022	12,226
Total dividends paid as of October 2, 2022				$46,099
Subsequent Events. On November 11, 2024, our Board of Directors declared a quarterly cash dividend of $0.058 per share payable on December 13, 2024 to stockholders of record as of the close of business on November 27, 2024.
5.          Acquisitions
In fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. Additionally, we acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. CCE’s expertise includes customized digital controls and software solutions, advanced data analytics, cloud data integration and cybersecurity applications. Both LST and CCE are included in our GSG segment. The aggregate fair value of the purchase price of these two acquisitions was $120 million. This amount consisted of $93 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $23 million for the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition dates. The $120 million purchase price was allocated $12 million to net tangible assets, $23 million to identifiable intangible assets, and $85 million to goodwill. The purchase price allocation is preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation. These acquisitions were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
On September 23, 2022, we made an all-cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS' Board of Directors. On November 3, 2022, RPS' shareholders approved the scheme of arrangement. On January 19, 2023, the court-sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. RPS employed approximately 5,000 associates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our CIG segment.
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
Our fiscal 2023 consolidated results reflect RPS' contribution of revenue of approximately $600 million, with net income, including interest expense, of $3.6 million, or $0.01 per share, before the related intangible amortization of $26.8 million.
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
The majority of the goodwill from fiscal 2024 and 2022 acquisitions is deductible for tax purposes, while the majority of the goodwill from the fiscal 2023 acquisitions is not deductible for tax purposes. The results of our acquisitions were included in our consolidated financial statements beginning on the respective closing dates.

In fiscal 2024, our goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. In fiscal 2023, our goodwill additions are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water and environment; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies. The fiscal 2022 goodwill additions are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, long-term management experience, the industry reputations and the synergies expected to arise after the acquisitions in the areas of data management, digitization, modeling, water and natural resources. In addition, these acquired capabilities, when combined with our existing global consulting and engineering business, result in opportunities that allow us to provide services under contracts that could not have been pursued individually by either us or the acquired companies.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2024, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
In fiscal 2024, we recorded adjustments to our contingent earn-out liabilities and reported a net loss to operating income of $2.5 million. The net loss primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of LST and BlueWater Federal Solutions, Inc., reflecting their financial performance that exceeded our previous expectations. These increases were partially offset primarily by a decreased valuation of the contingent consideration for Amyx, as forecasted revenues and earnings did not become realized as originally anticipated.
In fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a net loss to operating income of $12.3 million. The net loss primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP ("HLE"), TIGA and PAE, reflecting their financial performance that exceeded our previous expectations. These increases were partially offset by a decreased valuation of the contingent consideration for Amyx.
In fiscal 2022, total adjustments to our contingent earn-out liabilities in operating income were immaterial.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Beginning balance	$73,422	$65,566	$59,297
Estimated earn-out liabilities for acquisitions	23,038	12,248	31,341
Payments of contingent consideration	(54,050)	(21,328)	(20,433)
Adjustments to fair value reported in earnings	2,541	12,255	329
Interest accretion expense	2,639	2,480	2,184
Effect of foreign currency exchange rate changes	1,156	2,201	(7,152)
Ending balance	$48,746	$73,422	$65,566

Maximum potential payout at end of period	$102,006	$113,820	$120,882
6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 2, 2022	$519,102	$591,310	$1,110,412
Acquisition activity	138,380	621,496	759,876
Translation and other adjustments	2,460	7,496	9,956
Balance at October 1, 2023	659,942	1,220,302	1,880,244
Acquisition activity	84,865	—	84,865
Translation and other adjustments	6,010	75,450	81,460
Balance at September 29, 2024	$750,817	$1,295,752	$2,046,569
Goodwill amounts are presented net of reductions from historical impairment adjustments. The fiscal 2024 goodwill addition resulted from the purchase price allocations for our recent acquisitions which are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuation. Goodwill adjustments primarily related to the foreign currency translation adjustments which resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at July 1, 2024 (i.e., the first day of our fourth quarter in fiscal 2024) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. As of July 1, 2024, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 72%.
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
The gross amounts of goodwill for GSG were $768.5 million and $677.6 million at fiscal 2024 and 2023 year-ends, respectively, excluding accumulated impairment of $17.7 million for each period. The gross amounts of goodwill for CIG were $1,417.3 million and $1,341.8 million at fiscal 2024 and 2023 year-ends, respectively, excluding accumulated impairment of $121.5 million for each period.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets ($ in thousands):

	Fiscal Year Ended
	September 29, 2024				October 1, 2023
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	8.3	$198,726	$(57,975)	$140,751	$169,217	$(36,072)	$133,145
Backlog	0.4	75,194	(71,101)	4,093	63,825	(47,802)	16,023
Trade names	1.4	40,926	(25,185)	15,741	37,411	(12,643)	24,768
Total		$314,846	$(154,261)	$160,585	$270,453	$(96,517)	$173,936
Amortization expense for the identifiable intangible assets for fiscal 2024, 2023 and 2022 was $50.0 million, $41.2 million and $13.2 million, respectively. Foreign currency translation adjustments increased net identifiable intangible assets by $13.4 million in fiscal 2024. The foreign currency translation adjustments were immaterial in fiscal 2023.

Estimated amortization expense for the succeeding five fiscal years and beyond is as follows (in thousands):

Amount

2025	$36,198
2026	24,332
2027	17,625
2028	17,116
2029	16,204
Beyond	49,110
Total	$160,585
7.           Property and Equipment
Property and equipment consisted of the following (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Equipment, furniture and fixtures	$139,070	$132,744
Leasehold improvements	44,883	44,733
Total property and equipment	183,953	177,477
Accumulated depreciation	(110,888)	(102,645)
Property and equipment, net	$73,065	$74,832

The depreciation expense related to property and equipment was $23.7 million, $20.0 million and $13.9 million for fiscal 2024, 2023 and 2022, respectively.

8.           Income Taxes
Income before income taxes, by geographic area, was as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Income before income taxes:
United States	$294,401	$287,295	$262,428
Foreign	169,065	113,683	86,338
Total income before income taxes	$463,466	$400,978	$348,766
Income tax expense consisted of the following (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Current:
Federal	$76,851	$110,371	$47,447
State	20,997	16,025	9,613
Foreign	44,402	28,970	26,332
Total current income tax expense	142,250	155,366	83,392

Deferred:
Federal	(18,734)	(18,062)	(424)
State	(6,747)	(4,976)	(382)
Foreign	13,254	(4,802)	3,016
Total deferred income tax (benefit) expense	(12,227)	(27,840)	2,210

Total income tax expense	$130,023	$127,526	$85,602

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.4	2.2	2.1
Research and Development ("R&D") credits	(1.2)	(0.5)	(1.0)
Tax differential on foreign earnings	2.0	1.5	1.0
Stock compensation	(0.4)	(0.4)	(2.0)
Valuation allowance	(0.1)	1.3	0.2
Change in uncertain tax positions	1.3	11.6	(1.1)
Return to provision	(1.0)	1.1	1.4
Disallowed officer compensation	0.9	1.2	1.9
Unremitted earnings	0.4	0.2	(0.2)
Hedging gain	—	(5.7)	—
Deferred tax adjustments	0.8	(2.3)	0.1
Audit settlements	0.9	—	—
Other	1.1	0.6	1.1
Total income tax expense	28.1%	31.8%	24.5%

The effective tax rates for fiscal 2024, 2023 and 2022 were 28.1%, 31.8% and 24.5%, respectively. The fiscal 2024 income tax expense included $4.2 million of expense for the settlement of various tax positions that were under audit for fiscal years 2011 through 2021. The fiscal 2023 income tax expense included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested. Also, income tax expense was reduced by $4.5 million, $4.6 million and $10.3 million of excess tax benefits on share-based payments in fiscal 2024, 2023 and 2022, respectively.
Excluding the impact of the excess tax benefits on share-based payments in all years, the settlement amount in fiscal 2024, and the non-operating tax expenses in fiscal 2023, our effective tax rates for fiscal 2024, 2023 and 2022 were 28.1%, 27.8% and 27.5%, respectively.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Deferred Tax Assets:
State taxes	$3,916	$2,686
Reserves and contingent liabilities	—	2,849
Accounts receivable including the allowance for doubtful accounts	5,315	5,323
Accrued liabilities	64,929	64,155
Lease liabilities, operating leases	51,841	53,437
Stock-based compensation	1,923	1,900
Unbilled revenue	9,273	3,090
Loss and other carry-forwards	48,256	67,673
Property and equipment	—	552
Capitalized research and development	37,417	17,778
Capped call transactions	10,311	12,696
Valuation allowance	(16,841)	(16,559)
Total deferred tax assets	216,340	215,580

Deferred Tax Liabilities:
Prepaid expense	(3,065)	(2,702)
Reserves and contingent liabilities	(153)	—
Right-of-use assets, operating leases	(51,841)	(53,437)
Intangibles	(81,623)	(83,242)
Undistributed earnings	(2,708)	(1,453)
Property and equipment	(1,583)	—
Total deferred tax liabilities	(140,973)	(140,834)

Net deferred tax assets	$75,367	$74,746
Our foreign earnings are not considered indefinitely reinvested and any potential tax liability that would be incurred upon repatriation is recognized currently with the related income.
At September 29, 2024, we had available state net operating loss carry forwards of $26.6 million that expire at various dates from 2025 to 2043; and available foreign NOL carry forwards of $123.9 million, of which $15.0 million expire at various dates from 2025 to 2044, and $108.9 million have no expiration date. In addition, we had foreign capital loss carryforwards of $41.4 million, foreign corporate interest restriction allowances of $7.5 million, and foreign research and development credits of $4.2 million that do not have expiration dates. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the deferred tax assets related to certain loss carry-forwards for which a valuation allowance of $16.8 million has been provided.
At September 29, 2024, we had $41.4 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may not significantly decrease in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Beginning balance	$53,619	$8,908	$12,899
Acquisition of RPS Group	—	6,012	—
Additions for current fiscal year tax positions	1,000	27,272	—
Additions for prior fiscal year tax positions	1,000	14,602	—
Reductions for prior fiscal year tax positions	—	(1,358)	(3,014)
Settlements	(14,179)	(1,817)	(977)
Ending balance	$41,440	$53,619	$8,908
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2024, 2023 and 2022, we accrued additional interest and penalties of $3.8 million, $4.6 million and $0.5 million, respectively, and recorded reductions in accrued interest and penalties of $3.2 million, $2.0 million and $0.4 million, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 29, 2024, October 1, 2023 and October 2, 2022 was $8.6 million, $8.0 million and $5.3 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Credit facilities	$250,000	$320,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(12,366)	(15,471)
Long-term debt	$812,634	$879,529
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
The initial conversion rate applicable to the Convertible Notes was 5.0855 shares (pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial price of approximately $196.64 per share (pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. As adjusted to give effect to the stock split, the applicable conversion rate was 25.4345 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.32 per share of common stock) at September 29, 2024. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The Convertible Notes were recorded as a single unit within "Long-term debt" in our consolidated balance sheet as the conversion option within the Convertible Notes was not a derivative that would require bifurcation and the Convertible Notes did not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and are amortized to interest expense using the effective interest method over the terms of the Convertible Notes resulting in an effective annual interest rate of 2.79%.
The net carrying amount of the Convertible Notes was as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(11,434)	(14,158)
Net carrying amount	$563,566	$560,842
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Interest expense	$12,866	$1,438
Amortization of discount and issuance costs	2,724	292
Total interest expense	$15,590	$1,730
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into capped call transactions (the "Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $259.56 per share (pre-stock split), which represents a premium of 65% over the last reported sale price of our common stock of $157.31 per share (pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. As adjusted to give effect to the stock split, the adjusted cap price was approximately $51.90 per share at September 29, 2024. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures in January 2026.
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
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full with the Convertible Notes proceeds.
At fiscal 2024 year-end, we had $250 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $250 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement during fiscal 2024 was 6.70%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At September 29, 2024, we had $499.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At fiscal 2024 year-end, we were in compliance with these covenants with a consolidated leverage ratio of 1.38x and a consolidated interest coverage ratio of 13.94x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At fiscal 2024 year-end, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $43.3 million. As of September 29, 2024 we had no bank overdrafts related to our disbursement bank accounts.
The following table presents scheduled maturities of our long-term debt (in thousands):

Amount

2025	—
2026	250,000
2027	—
2028	575,000
Total	$825,000
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
In fiscal 2023, we exited certain lease arrangements as a result of the RPS acquisition and its subsequent integration. Accordingly, we evaluated the ongoing value of the ROU assets associated with the discontinued lease agreements. Based on this evaluation, we determined that some long-lived assets were no longer recoverable and were in fact impaired. Fair value was based on expected future cash flows using Level 3 inputs under Accounting Standards Codification Topic 820, Fair Value Measurement. The cash flows are those expected to be generated by the market participants, discounted at a real estate-based rate of interest. As a result of our evaluation, we recorded a $16.4 million non-cash charge related to the ROU operating lease asset impairment which was reported in our fiscal 2023 statement of income, and a corresponding decrease to our ROU assets operating leases on our consolidated balance sheet at fiscal 2023 year-end.
The components of lease costs are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Operating lease cost	$100,002	$93,674
Sublease income	(589)	(740)
Total lease cost	$99,413	$92,934
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Operating cash flows for operating leases	$79,354	$78,268
Right-of-use assets obtained in exchange for new operating lease liabilities	62,601	70,552
Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Operating leases:
Right-of-use assets	$177,950	$175,932

Lease liabilities:
Current	$63,419	$65,005
Non-current	140,095	144,685
Total operating lease liabilities	$203,514	$209,690

Weighted-average remaining lease term:
Operating leases	5 years	5 years
Weighted-average discount rate:
Operating leases	3.6%	3.0%

As of fiscal 2024 year-end, we had $15.3 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at fiscal 2024 year-end is as follows (in thousands):

Amount

2025	$68,743
2026	51,485
2027	38,106
2028	25,111
2029	15,551
Beyond	21,436
Total lease payments	220,432
Less: imputed interest	(16,918)
Total present value of lease liabilities	$203,514
11.     Employee Benefits
In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In fiscal 2024 (all in the first quarter of fiscal 2024), we distributed approximately $10 million to our Canadian employees. The remaining $11 million, which we expect to distribute in the first quarter of fiscal 2025, is reported in "Accrued compensation". We do not expect there will be any related impact on our operating income, and we have no outstanding applications for further government assistance.
12.         Stockholders' Equity and Stock Compensation Plans
Stock Split.    On September 9, 2024, we completed a five-for-one stock split of our common stock. All share, equity award and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted, where applicable, to reflect the stock split.
At fiscal 2024 year-end, we had the following stock-based compensation plans:
~~•~~2015 Equity Incentive Plan ("2015 EIP").  Key employees and non-employee directors may be granted equity awards, including stock options, performance share units ("PSUs") and restricted stock units ("RSUs"). Shares issued with respect to awards granted under the 2015 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2015 EIP's aggregate share limit as three shares for every share or unit actually issued. No awards have been made under the 2015 Equity Incentive Plan since the adoption of the 2018 Equity Incentive Plan on March 8, 2018 as described below.
•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At fiscal 2024 year-end, there were 12.8 million shares available for future awards pursuant to the 2018 EIP.
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 890,250 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).

The following table presents our stock-based compensation and related income tax benefits (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Total stock-based compensation	$31,155	$28,607	$26,227
Income tax benefit related to stock-based compensation	(6,489)	(5,779)	(5,377)
Stock-based compensation, net of tax benefit	$24,666	$22,828	$20,850
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income.
Stock Options
The following table presents our stock option activity for fiscal 2024 year-end:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on October 1, 2023	742	$7.89
Exercised	(410)	7.47
Outstanding on September 29, 2024	332	$8.41	2.44	$12,598

Vested or expected to vest on September 29, 2024	332	$8.41	2.44	$12,598
Exercisable on September 29, 2024	332	$8.41	2.44	$12,598
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2024 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 29, 2024. This amount will change based on the fair market value of our stock.
No stock options were granted in fiscal 2024, 2023 and 2022. The aggregate intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $12.7 million, $2.5 million and $5.7 million, respectively.
Net cash proceeds from the exercise of stock options were $3.1 million, $0.6 million and $1.8 million for fiscal 2024, 2023 and 2022, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options for fiscal 2024, 2023 and 2022 was $2.8 million, $0.6 million and $1.3 million, respectively.
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
PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted EPS and 50% on our relative total shareholder return over the vesting period. For these performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.

A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at October 3, 2021	1,903	$16.66	1,588	$16.59
Granted	389	36.92	209	49.43
Vested	(734)	15.49	(880)	16.03
Adjustment (1)	—	—	441	16.13
Forfeited	(63)	21.80	—	—
Nonvested balance at October 2, 2022	1,495	22.28	1,358	21.85
Granted	525	31.27	281	39.10
Vested	(595)	20.81	(689)	19.97
Adjustment (1)	—	—	344	19.97
Forfeited	(78)	28.00	(45)	38.74
Nonvested balance at October 1, 2023	1,347	26.12	1,249	25.64
Granted	723	33.14	279	41.08
Vested	(508)	25.87	(431)	30.61
Adjustment (1)	—	—	193	30.61
Forfeited	(75)	31.45	(29)	40.36
Nonvested balance at September 29, 2024	1,487	$29.35	1,261	$27.78

(1) Fiscal 2022 includes a payout adjustment of 440,990 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022. Fiscal 2023 includes a payout adjustment of 343,960 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023. Fiscal 2024 includes a payout adjustment of 193,340 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2021 that vested during fiscal 2024.
In fiscal 2024, 2023 and 2022, we awarded 723,420, 525,410 and 389,220 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2024, 2023 and 2022 was $33.14, $31.27 and $36.92, respectively. At fiscal 2024 year-end, there were 1,486,725 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award. We use historical data as a basis to estimate the probability of forfeitures related to RSUs and the ESPP Plan.
In fiscal 2024, 2023 and 2022, we awarded 279,180, 281,070 and 208,670 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted in fiscal 2024, 2023 and 2022 was $41.08, $39.10 and $49.43, respectively. At fiscal 2024 year-end, there were 1,261,120 PSUs outstanding.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2024, 2023 and 2022 was $29.1 million, $26.2 million and $23.9 million, respectively, and was included in total stock-based compensation expense. The actual income tax benefit realized from RSUs and PSUs for fiscal 2024, 2023 and 2022 was $1.6 million, $4.0 million and $9.1 million, respectively. At fiscal 2024 year-end, there was $46.4 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by fiscal 2027 year-end.

ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP (in thousands, except for purchase price):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Shares purchased	522	492	531
Weighted-average purchase price per share	$28.14	$25.66	$22.83
Cash received from exercise of purchase rights	$14,675	$12,628	$12,129
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022
Dividend yield	0.7%	0.7%	1.0%
Expected stock price volatility	27.1%	38.0%	32.2%
Risk-free rate of return, annual	4.7%	4.7%	0.4%
Expected life (in years)	1	1	1
For fiscal 2024, 2023 and 2022, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2024, 2023 and 2022 included $2.0 million, $2.4 million and $2.3 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2024 and 2023 year-ends were $0.5 million and $0.6 million, respectively. At fiscal 2024 year-end, ESPP participants had accumulated $13 million to purchase our common stock.

13.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2024, 2023 and 2022, employer contributions to the U.S. plans were $35.3 million, $31.6 million and $29.3 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At fiscal 2024 and 2023 year-ends, the consolidated balance sheets reflect assets of $70.1 million and $43.5 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $74.3 million and $43.4 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan are reported as part of “Selling, general and administrative expenses” in our consolidated statements of income. These related net gains and losses were immaterial for fiscal 2024, 2023 and 2022.
In connection with an acquisition, we assumed a defined benefit pension plan (the “Plan”), which was operated for all qualifying employees. The assets of the Plan are held in a separate trustee administered fund. The plan is closed to new participants and to future benefit accrual. Under the agreed schedule of contributions, we make no further contributions, and continue to pay the expenses of administering the plan.
The change in the defined benefit obligation, the change in fair value of plan assets and the amounts recognized in the Consolidated Statement of Income, the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for fiscal 2024, 2023 and 2022 were immaterial.
The Plan's funded status was as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Fair value of plan assets	$46,815	$39,572
Benefit obligation	(39,722)	(35,303)
Net surplus	$7,093	$4,269
The net surplus is reflected in other long-term assets on our consolidated balance sheets as of fiscal 2024 and 2023 year-ends. The benefits paid in fiscal 2024 and 2023 were $1.5 million and $1.3 million, respectively.
The fair values of the plan assets are substantially categorized within Level 2 of the fair value hierarchy. The fair values of the plan assets by major asset categories were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Equities	$3,739	$2,213
Mutual funds	22,923	20,458
Liability driven investment funds	15,833	13,807
Bonds	2,657	2,354
Cash/other	1,663	740
Fair value of plan assets	$46,815	$39,572

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

Principal assumptions used for the benefit obligation in the valuation are as follows:

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Discount rate	5.00%	5.35%
Rate of inflation	2.70% to 3.15%	2.80% to 3.35%
14.         Earnings per Share
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, less unvested restricted stock for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of stock-based awards and shares underlying our Convertible Notes.
For fiscal 2024, our Convertible Notes, described in Note 9, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For fiscal 2024, 2023 and 2022, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Net income attributable to Tetra Tech	$333,382	$273,420	$263,125
Weighted-average common shares outstanding – basic	267,364	266,015	268,100
Effect of diluted stock options and unvested restricted stock	2,125	2,170	2,715
Shares issuable assuming conversion of convertible notes	553	—	—
Weighted-average common stock outstanding – diluted	270,042	268,185	270,815

Earnings per share attributable to Tetra Tech:
Basic	$1.25	$1.03	$0.98
Diluted	$1.23	$1.02	$0.97
15.         Derivative Financial Instruments
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
In the fourth quarter of fiscal 2022, we entered into a forward contract to acquire GBP 714.0 million at a rate of 1.0852 for a total of USD $774.8 million that was integrated with our plan to acquire RPS. This contract matured on December 30, 2022. On December 28, 2022, we entered into an extension of the integrated forward contract to acquire GBP 714.0 million at a rate of 1.086 for a total of USD $775.4 million, extending the maturity date to January 23, 2023, the closing date of the RPS acquisition. Although an effective economic hedge of our foreign exchange risk related to this transaction, the forward contract did not qualify for hedge accounting. As a result, the forward contract was marked-to-market with changes in fair value recognized in earnings each period. The intrinsic value of the forward contract was immaterial at inception as the GBP/USD spot and forward exchange rates were essentially the same. The fair value of the forward contract at October 2, 2022 was

$19.9 million, and an unrealized gain of the same amount was recognized in our fourth quarter of fiscal 2022 results. On January 23, 2023, the forward contract was settled at the fair value of $109.3 million. We recognized additional gains of $68.0 million and $21.4 million in the first and second quarters of fiscal 2023, respectively. All gains related to this transaction were reported in “Other non-operating income" on our consolidated income statements for the respective periods.
In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. At fiscal 2022 year-end, the fair value of the effective portion of our interest rate swap agreements designated as cash flow hedges before tax effect was an unrealized gain of $2.4 million, which was reported in "Other non-current assets" on our consolidated balance sheet. Additionally, the related loss of $2.4 million and a gain of $11.8 million for fiscal year ended 2023 and 2022, respectively, were recognized and reported on our consolidated statements of comprehensive income. There were no derivative instruments that were not designated as hedging instruments for fiscal 2024, 2023 and 2022.
16.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2024, 2023 and 2022 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency Translation Adjustments	(Loss) Gain on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances at October 3, 2021	$(115,634)	$(9,394)	$—	$(125,028)

Other comprehensive (loss) income before reclassifications	(94,922)	15,937	—	(78,985)
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	(4,131)	—	(4,131)
Net current-period other comprehensive (loss) income	(94,922)	11,806	—	(83,116)

Balances at October 2, 2022	$(210,556)	$2,412	$—	$(208,144)

Other comprehensive income (loss) before reclassifications	12,623	(5,192)	2,638	10,069
Amounts reclassified from accumulated other comprehensive income (loss)
Interest rate contracts, net of tax (1)	—	2,780	—	2,780
Net current-period other comprehensive income (loss)	12,623	(2,412)	2,638	12,849

Balances at October 1, 2023	$(197,933)	$—	$2,638	$(195,295)
Other comprehensive income before reclassifications	115,120	—	1,300	116,420
Net current-period other comprehensive income	115,120	—	1,300	116,420

Balances at September 29, 2024	$(82,813)	$—	$3,938	$(78,875)

(1) This accumulated other comprehensive component is reclassified to "Interest expense" in our consolidated statements of income. See Note 15, "Derivative Financial Instruments", for more information.
17.         Fair Value Measurements
We classified our assets and liabilities that were carried at fair value in one of the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.
Derivative Instruments.     Our derivative instruments are categorized within Level 2 of the fair value hierarchy. For additional information about our derivative financial instruments (see Note 2, "Basis of Presentation" and Note 15, "Derivative Financial Instruments").

Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 2, "Basis of Presentation" and Note 5, "Acquisitions" for further information).
Debt.    The fair value of long-term debt under our Credit Facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt under our Credit Facility approximated fair value at the end of our fiscal 2024 and 2023. At fiscal 2024 year-end, we had $250 million in outstanding borrowings under our Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and no borrowings under the Amended Revolving Credit Facility.
The estimated fair value of our $575 million Convertible Notes, which were used to fund our business acquisitions, working capital needs, dividends, capital expenditures and contingent earn-outs, was determined based on the trading price of the Convertible Notes as of the last trading day of fiscal 2024. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $564 million and $743 million, respectively, at September 29, 2024, and $561 million and $566 million, respectively, at October 1, 2023 (see Note 9, "Long-Term Debt").
Defined Benefit Pension Plan.    The fair values of the plan assets are primarily categorized within Level 2 of the fair value hierarchy. For additional information about our defined benefit pension plan (see Note 13, "Retirement Plans").
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
On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office ("the USAO") filed an amended complaint in the intervention of three qui tam actions filed against our subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California ("the Court"). The complaint alleges False Claims Act violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California. On March 5, 2024, the Court granted the USAO's motion to amend the filing to include additional claims against TtEC under the Comprehensive Environmental Response, Compensation, and Liability Act and common law. Several ancillary claims brought by third-party private plaintiffs arising from the same services provided by TtEC at Hunters Point are also ongoing. To explore whether a negotiated resolution is possible, TtEC began engaging in discussions with the USAO subsequent to the end of fiscal 2024 regarding a potential resolution of all claims. There can be no assurance that any framework for resolution will be achieved and, if any settlement is achieved, what the final terms or dollar amount will be. If a settlement is achieved, TtEC would not admit any wrongdoing and would be settling to avoid the delay, uncertainty and expense of protracted litigation. It is reasonably possible that a charge to income, which could be material to our financial position, results of operations and cash flows, may be required in future periods as discussions with the USAO continue and additional information becomes available.
19.         Reportable Segments
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
Management evaluates the performance of these reportable segments based upon their respective segment operating income before the effect of amortization expense related to acquisitions, and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation. In fiscal 2023, our Corporate segment operating losses included $33.2 million of acquisition and integration expenses as described in Note 5, "Acquisitions". We also recorded a $16.4 million ($6.8 million in GSG, $8.3 million in CIG and $1.3 million in Corporate) non-cash impairment charge related to our ROU operating lease assets in fiscal 2023 (see Note 10, "Leases" for more information).
The following tables present summarized financial information of our reportable segments (in thousands):
Reportable Segments

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Revenue
GSG	$2,483,355	$2,158,889	$1,820,868
CIG	2,786,731	2,424,649	1,738,436
Elimination of inter-segment revenue	(71,407)	(60,988)	(55,256)
Total revenue	$5,198,679	$4,522,550	$3,504,048

Income from operations
GSG	$281,026	$231,762	$198,448
CIG	328,510	243,750	194,142
Corporate (1)	(108,799)	(117,399)	(52,144)
Total income from operations	$500,737	$358,113	$340,446

(1) Includes amortization of intangibles, acquisition and integration expenses, as well as other costs and other income not allocable to segments. The intangible asset amortization expense for fiscal 2024, 2023 and 2022 was $50.0 million, $41.2 million and $13.2 million, respectively. Additionally, Corporate results included loss for fair value adjustments to contingent consideration liabilities of $(2.5) million, $(12.3) million and $(0.3) million for fiscal 2024, 2023 and 2022, respectively. See Note 6 - "Goodwill and Intangible Assets" for more information.

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Total Assets
GSG	$658,493	$543,066
CIG	1,059,915	994,470
Corporate (1)	2,474,268	2,282,941
Total assets	$4,192,676	$3,820,477

(1) Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.

Geographic Information

	Fiscal Year Ended
Revenue:	September 29, 2024	October 1, 2023	October 2, 2022

United States	$3,198,823	$2,863,635	$2,416,586
Foreign countries (1)	1,999,856	1,658,915	1,087,462
Total	$5,198,679	$4,522,550	$3,504,048

	Fiscal Year Ended
Long-lived assets (2):	September 29, 2024	October 1, 2023

United States	$154,616	$159,856
Foreign countries (1)	196,376	160,174
Total	$350,992	$320,030

(1) Includes revenue and long-lived assets from our foreign operations, primarily in the United Kingdom, Australia and Canada, and revenue generated from non-U.S. clients.
(2) Excludes goodwill, intangible assets and deferred income taxes.
20.         Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023	October 2, 2022

Revenue	$67,744	$83,148	$95,967
Related reimbursable costs	61,637	78,489	91,656
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Fiscal Year Ended
	September 29, 2024	October 1, 2023

Accounts receivable, net	$15,612	$19,944
Contract assets	1,625	2,723
Contract liabilities	(4,237)	(3,158)
21.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal 2024 and 2023 reflect all adjustments necessary for a fair statement of the results of operations (in thousands, except per share data).
In the first and second quarters of fiscal 2023, we recognized $68.0 million and $21.4 million, respectively, of unrealized gain on a foreign currency forward contract related to the planned acquisition of RPS. We also recorded a $16.4 million non-cash impairment charge related to our ROU operating lease assets in the fourth quarter of fiscal 2023 (see Note 10, "Leases" for more information). Additionally, we incurred $33.2 million of acquisition and integration expenses in fiscal 2023 (largely comprised of $19.9 million in the second quarter and $7.3 million in fourth quarter) as described in Note 5, "Acquisitions".

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2024
Revenue	$1,228,267	$1,251,616	$1,344,323	$1,374,473
Income from operations	111,081	117,683	128,630	143,343
Net income attributable to Tetra Tech	74,972	76,446	85,810	96,154
Earnings per share attributable to Tetra Tech:
Basic	$0.28	$0.29	$0.32	$0.36
Diluted	$0.28	$0.28	$0.32	$0.35

Weighted-average common shares outstanding:
Basic	266,585	267,420	267,575	267,687
Diluted	268,690	269,375	270,260	271,656

Fiscal Year 2023
Revenue	$894,766	$1,158,226	$1,208,947	$1,260,611
Income from operations	92,050	61,011	97,675	107,377
Net income attributable to Tetra Tech	116,706	42,830	60,235	53,649
Earnings per share attributable to Tetra Tech:
Basic	$0.44	$0.16	$0.23	$0.20
Diluted	$0.44	$0.16	$0.22	$0.20

Weighted-average common shares outstanding:
Basic	265,345	266,135	266,155	266,235
Diluted	267,645	268,135	268,265	268,510

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At September 29, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 29, 2024, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 29, 2024.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 19, 2024, appears on pages 51-52 of this Form 10-K.
Consistent with the guidance issued by the Securities and Exchange Commission Staff, management's assessment of internal control over financial reporting excluded LS Technologies ("LST"), which we acquired on January 31, 2024. LST is a wholly owned subsidiary whose total assets and total revenues represent 1.4% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 29, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
During fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors"

and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2025 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)		Documents filed as part of this report	Page
	1	Consolidated financial statements
		Consolidated Balance Sheets at September 29, 2024 and October 1, 2023	53
		Consolidated Statements of Income for the fiscal years ended September 29, 2024, October 1, 2023 and October 2, 2022	54
		Consolidated Statements of Comprehensive Income for the fiscal years ended September 29, 2024, October 1, 2023 and October 2, 2022	55
		Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2024, October 1, 2023 and October 2, 2022	56
		Consolidated Statements of Equity for the fiscal years ended September 29, 2024, October 1, 2023 and October 2, 2022	57
		Notes to Consolidated Financial Statements	59
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
	2	Consolidated financial statement Schedule
		Schedule II – Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 29, 2024, October 1, 2023 and October 2, 2022	92
		All other schedules are omitted because they are neither applicable nor required
	3	Exhibits
		The exhibit list in the Index to Exhibits is incorporated by reference as the list of exhibits required as part of this Report.	93
Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 2, 2022, October 1, 2023 and September 29, 2024
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2022	$4,352	$(73)	$(400)	(130)	$3,749
Fiscal 2023	3,749	813	(137)	540	4,965
Fiscal 2024	4,965	2,765	(2,929)	51	4,852

Income tax valuation allowance:
Fiscal 2022	$13,040	$—	$(162)	$(592)	$12,286
Fiscal 2023	12,286	—	(127)	4,400	16,559
Fiscal 2024	16,559	—	(720)	1,002	16,841

(1) Primarily represents write-offs of uncollectible amounts, net of recoveries for the allowance for doubtful accounts.
(2) Includes losses in foreign jurisdictions, currency adjustments and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

2.1	Rule 2.7 Announcement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 26, 2022).
2.2	Cooperation Agreement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 26, 2022).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
3.2
Amendment to the Restated Certificate of Incorporation of Tetra Tech, Inc., dated September 6, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 6, 2024).

3.3	Bylaws of the Company (amended and restated as of November 7, 2022) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 10, 2022).
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

4.3	Description of Capital Stock.+
10.1
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

10.2
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

10.3
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

10.4	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2023).
10.5	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.6	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.7
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.8	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.9	2018 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders held on March 8, 2018).*

10.10
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.11	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020).*
10.12	Change of Control Severance Plan effective March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2018).*
10.13
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

19.1	Tech, Inc. and Subsidiaries Insider Trading Policy.+
19.2	Tetra Tech, Inc. and Subsidiaries Insider Trading Policy – Pre-Clearance and Blackout Procedures.+
21	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24	Power of Attorney (included on page 95 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95	Mine Safety Disclosures.+
97.1	Incentive Compensation Recoupment Policy +
101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 29, 2024, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 19, 2024		Dan L. Batrack Chairman, Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 19, 2024
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 19, 2024
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 19, 2024
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 19, 2024
Gary R. Birkenbeuel
/s/ JOHN M. DOUGLAS	Director	November 19, 2024
John M. Douglas
/s/ PRASHANT GANDHI	Director	November 19, 2024
Prashant Gandhi
/s/ CHRISTIANA OBIAYA	Director	November 19, 2024
Christiana Obiaya
/s/ KIMBERLY E. RITRIEVI	Director	November 19, 2024
Kimberly E. Ritrievi
/s/ KIRSTEN M. VOLPI	Director	November 19, 2024
Kirsten M. Volpi