Form 10-Q
period 2024-12-29
TETRA TECH INC
filed 2025-01-31
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 29, 2024

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
Yes ☐   No  ☒

At January 20, 2025, 268,036,087 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	December 29, 2024	September 29, 2024
Current assets:
Cash and cash equivalents	$248,104	$232,689
Accounts receivable, net	1,117,666	1,051,461
Contract assets	122,310	129,678
Prepaid expenses and other current assets	143,768	113,555
Total current assets	1,631,848	1,527,383

Property and equipment, net	67,102	73,065
Right-of-use assets, operating leases	172,080	177,950
Goodwill	1,968,684	2,046,569
Intangible assets, net	142,097	160,585
Deferred tax assets	96,916	105,529
Other non-current assets	100,457	101,595
Total assets	$4,179,184	$4,192,676

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238,157	$197,440
Accrued compensation	222,549	332,096
Contract liabilities	359,957	351,738
Short-term lease liabilities, operating leases	61,184	63,419
Current contingent earn-out liabilities	24,153	26,934
Other current liabilities	361,345	247,900
Total current liabilities	1,267,345	1,219,527

Deferred tax liabilities	24,902	30,162
Long-term debt	888,450	812,634
Long-term lease liabilities, operating leases	134,759	140,095
Non-current contingent earn-out liabilities	22,007	21,812
Other non-current liabilities	149,702	138,033

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 29, 2024 and September 29, 2024	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 268,028 and 267,717 shares at December 29, 2024 and September 29, 2024, respectively	2,680	2,677
Additional paid-in capital	21,153	35,900
Accumulated other comprehensive loss	(187,754)	(78,875)
Retained earnings	1,855,818	1,870,620
Tetra Tech stockholders’ equity	1,691,897	1,830,322
Noncontrolling interests	122	91
Total stockholders' equity	1,692,019	1,830,413
Total liabilities and stockholders' equity	$4,179,184	$4,192,676
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 29, 2024	December 31, 2023
Revenue	$1,420,561	$1,228,267
Subcontractor costs	(223,231)	(213,098)
Other costs of revenue	(975,853)	(824,671)
Gross profit	221,477	190,498
Selling, general and administrative expenses	(83,951)	(79,417)
Legal contingency costs	(115,000)	—
Income from operations	22,526	111,081
Interest expense, net	(7,218)	(9,577)
Income before income tax expense	15,308	101,504
Income tax expense	(14,530)	(26,524)
Net income	778	74,980
Net income attributable to noncontrolling interests	(31)	(8)
Net income attributable to Tetra Tech	$747	$74,972
Earnings per share attributable to Tetra Tech:
Basic	$—	$0.28
Diluted	$—	$0.28
Weighted-average common shares outstanding:
Basic	267,854	266,585
Diluted	271,886	268,690
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Three Months Ended
	December 29, 2024	December 31, 2023
Net income	$778	$74,980

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	(108,846)	63,106
Net pension adjustments	(33)	(13)
Other comprehensive (loss) income, net of tax	(108,879)	63,093

Comprehensive (loss) income, net of tax	(108,101)	138,073
Less: Comprehensive income attributable to noncontrolling interests, net of tax	31	8
Comprehensive (loss) income attributable to Tetra Tech, net of tax	$(108,132)	$138,065
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$778	$74,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,063	19,484
Amortization of stock-based awards	8,142	7,641
Deferred income taxes	767	(1,624)
Other non-cash items	775	123
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(91,725)	(22,288)
Prepaid expenses and other assets	(26,186)	(28,615)
Accounts payable	44,194	33,790
Accrued compensation	(101,641)	(80,069)
Contract liabilities	27,527	41,862
Income taxes receivable/payable	(1,538)	(15,941)
Cash settled on contingent earn-out liabilities	(2,720)	—
Other liabilities	138,627	(20,097)
Net cash provided by operating activities	13,063	9,246
Cash flows from investing activities:
Capital expenditures	(3,433)	(3,434)
Net cash used in investing activities	(3,433)	(3,434)
Cash flows from financing activities:
Proceeds from borrowings	90,000	125,000
Repayments on long-term debt	(15,000)	(60,000)
Repurchases of common stock	(25,000)	—
Shares repurchased for tax withholdings on share-based awards	(13,307)	(12,670)
Payments of contingent earn-out liabilities	(145)	(18,862)
Stock options exercised	114	335
Dividends paid	(15,549)	(13,873)
Principal payments on finance leases	(1,719)	(1,539)
Net cash provided by financing activities	19,394	18,391

Effect of exchange rate changes on cash and cash equivalents	(13,609)	5,655

Net increase in cash and cash equivalents	15,415	29,858
Cash and cash equivalents at beginning of period	232,689	168,831
Cash and cash equivalents at end of period	$248,104	$198,689
Supplemental information:
Cash paid during the period for:
Interest	$4,295	$6,369
Income taxes, net of refunds received of $1.7 million and $0.9 million	$14,489	$43,297
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 31, 2023 and December 29, 2024
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2023	266,238	$2,662	$—	$(195,295)	$1,596,066	$1,403,433	$73	$1,403,506
Net income	—	—	—	—	74,972	74,972	8	74,980
Other comprehensive income	—	—	—	63,093	—	63,093	—	63,093
Cash dividends of $0.052 per common share	—	—	—	—	(13,873)	(13,873)	—	(13,873)
Stock-based compensation	—	—	7,641	—	—	7,641	—	7,641
Restricted & performance shares released	524	5	(12,675)	—	—	(12,670)	—	(12,670)
Stock options exercised	45	—	335	—	—	335	—	335
Shares issued for Employee Stock Purchase Plan	522	5	14,670	—	—	14,675	—	14,675
BALANCE AT DECEMBER 31, 2023	267,329	$2,672	$9,971	$(132,202)	$1,657,165	$1,537,606	$81	$1,537,687

BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	747	747	31	778
Other comprehensive loss	—	—	—	(108,879)	—	(108,879)	—	(108,879)
Cash dividends of $0.058 per common share	—	—	—	—	(15,549)	(15,549)	—	(15,549)
Stock-based compensation	—	—	8,142	—	—	8,142	—	8,142
Restricted & performance shares released	432	5	(13,312)	—	—	(13,307)	—	(13,307)
Stock options exercised	21	—	114	—	—	114	—	114
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchase	(600)	(6)	(24,994)	—	—	(25,000)	—	(25,000)
BALANCE AT DECEMBER 29, 2024	268,028	$2,680	$21,153	$(187,754)	$1,855,818	$1,691,897	$122	$1,692,019
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements
1.                                      Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.
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
2.                                   Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 (fiscal 2025 year-end for us), and interim periods within fiscal years beginning after December 15, 2024 (first quarter of fiscal 2026 for us). Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 (fiscal 2026 for us). Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income. ASU 2024-03 does not change or remove current expense presentation requirements within the consolidated statements of income. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 (fiscal 2028 for us), and interim reporting periods beginning after December 15, 2027 (first quarter of fiscal 2029 for us). Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years (first quarter of fiscal 2027 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt this ASU before fiscal 2027.
3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Client Sector:
U.S. federal government (1)	$501,848	$382,076
U.S. state and local government	202,987	150,925
U.S. commercial	233,591	222,430
International (2)	482,135	472,836
Total	$1,420,561	$1,228,267

Contract Type:
Fixed-price	$519,822	$471,442
Time-and-materials	598,948	549,651
Cost-plus	301,791	207,174
Total	$1,420,561	$1,228,267

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the first quarters of fiscal 2025 and 2024.
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
Contract liabilities consist of billings in excess of revenue recognized. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and increase as billings in advance of revenue recognition occur. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. There were no substantial non-current contract assets for the periods presented. Net contract assets/liabilities consisted of the following (in thousands):

	As of
	December 29, 2024	September 29, 2024

Contract assets (1)	$122,310	$129,678
Contract liabilities - current	(359,957)	(351,738)
Contract liabilities - non-current (2)	(8,035)	—
Net contract liabilities	$(245,682)	$(222,060)

(1)    Includes $8.4 million and $7.9 million of contract retentions at December 29, 2024 and September 29, 2024, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of December 29,2024.
Our contract assets decreased, and contract liabilities increased in the first quarter of fiscal 2025 compared to fiscal 2024 year-end, due to the timing of our milestone billings on fixed-price contracts which were different from the timing of revenue recognition on those contracts. For the first three months of fiscal 2025 and 2024, we recognized revenue of approximately $116 million and $130 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2024 and 2023, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in the first quarters of fiscal 2025 and 2024, we recognized net favorable revenue and operating income adjustments of $2.7 million and $5.7 million, respectively.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At December 29, 2024 and September 29, 2024, our consolidated balance sheets included liabilities for anticipated losses of $13.2 million and $15.1 million, respectively. The estimated cost to complete these related contracts was approximately $96 million and $101 million at December 29, 2024 and September 29, 2024, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	December 29, 2024	September 29, 2024

Billed	$707,357	$707,406
Unbilled	414,778	348,907
Total accounts receivable	1,122,135	1,056,313
Allowance for doubtful accounts	(4,469)	(4,852)
Total accounts receivable, net	$1,117,666	$1,051,461
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at December 29, 2024 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 29, 2024 and September 29, 2024.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $5.4 billion of RUPO at December 29, 2024. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at December 29, 2024 over the following periods (in thousands):

Amount

Within 12 months	$3,673,959
Beyond	1,717,412
Total	$5,391,371
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
4.            Acquisitions
In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In the third quarter of fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. CCE’s expertise includes customized digital controls and software solutions, advanced data analytics, cloud data integration, and cybersecurity applications. Both LST and CCE are included in our Government Services Group ("GSG") segment. The aggregate fair value of the purchase price of these two acquisitions was $120 million. This amount consisted of $93 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $23 million for the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition dates. The $120 million purchase price was allocated $12 million to net tangible assets, $23 million to identifiable intangible assets, and $85 million to goodwill. The purchase price allocation is preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation. The results of LST and CCE have been included in our consolidated financial statements since the beginning of their respective closing dates. These acquisitions were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
Our fiscal 2024 goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. These goodwill additions are deductible for tax purposes.
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
We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period (generally three to five years) and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities in our consolidated statements of cash flows.
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first quarter of fiscal 2025, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
In the first quarters of fiscal 2025 and 2024, we recorded immaterial adjustments, individually and in aggregate, to our contingent earn-out liabilities and included the corresponding amount in our operating income.

The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Beginning balance	$48,746	$73,422
Payments of contingent consideration	(2,865)	(18,862)
Adjustments to fair value recorded in earnings	(366)	(37)
Interest accretion expense	645	471
Effect of foreign currency exchange rate changes	—	610
Ending balance	$46,160	$55,604

Maximum potential payout at end of period	$99,006	$92,253
5.            Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 29, 2024	$750,817	$1,295,752	$2,046,569
Translation adjustments	(4,124)	(73,761)	(77,885)
Balance at December 29, 2024	$746,693	$1,221,991	$1,968,684

Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments. The gross amounts for GSG were $764.4 million and $768.5 million at December 29, 2024 and September 29, 2024, respectively, excluding accumulated impairment of $17.7 million at each date. The gross amounts of goodwill for Commercial/International Services Group ("CIG") were $1,343.5 million and $1,417.3 million at December 29, 2024 and September 29, 2024, respectively, excluding accumulated impairment of $121.5 million at each period end.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at July 1, 2024 (i.e. the first day of our fourth quarter in fiscal 2024) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At July 1, 2024, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 72%.
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

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	December 29, 2024				September 29, 2024
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	8.0	$189,027	$(60,294)	$128,733	$198,726	$(57,975)	$140,751
Backlog	0.2	71,647	(70,405)	1,242	75,194	(71,101)	4,093
Trade names	1.2	38,349	(26,227)	12,122	40,926	(25,185)	15,741
Total		$299,023	$(156,926)	$142,097	$314,846	$(154,261)	$160,585
Amortization expense for the identifiable intangible assets for the first quarter of fiscal 2025 was $10.7 million, compared to $12.5 million for the prior-year quarter. Estimated amortization expense for the remainder of fiscal 2025 and succeeding years is as follows (in thousands):

Amount

2025 (remaining)	$24,093
2026	23,384
2027	16,754
2028	16,245
2029	15,387
Beyond	46,234
Total	$142,097
6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	December 29, 2024	September 29, 2024

Equipment, furniture and fixtures	$137,639	$139,070
Leasehold improvements	42,322	44,883
Total property and equipment	179,961	183,953
Accumulated depreciation	(112,859)	(110,888)
Property and equipment, net	$67,102	$73,065
For the first quarters of fiscal 2025 and 2024, our depreciation expense related to property and equipment was $5.4 million and $7.0 million, respectively.
7.                                     Stock Repurchase and Dividends
On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarter of fiscal 2025, we repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market. We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. At December 29, 2024, we had a remaining balance of $322.8 million under our stock repurchase program.

The following table presents dividends declared and paid in the first quarters of fiscal 2025 and 2024:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549

November 13, 2023	$0.052	November 30, 2023	December 13, 2023	$13,873

Subsequent Event. On January 27, 2025, our Board of Directors declared a quarterly cash dividend of $0.058 per share payable on February 26, 2025 to stockholders of record as of the close of business on February 12, 2025.
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
The components of lease costs are as follows (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Operating lease cost	$25,916	$24,232
Sublease income	(219)	(57)
Total lease cost	$25,697	$24,175
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Operating cash flows for operating leases	$18,523	$19,682
Right-of-use assets obtained in exchange for new operating lease liabilities	15,207	9,803

Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	December 29, 2024	September 29, 2024

Operating leases:
Right-of-use assets	$172,080	$177,950

Lease liabilities:
Current	61,184	63,419
Non-current	134,759	140,095
Total operating lease liabilities	$195,943	$203,514

Weighted-average remaining lease term:
Operating leases	4.4 years	4.5 years
Weighted-average discount rate:
Operating leases	3.7%	3.6%
At December 29, 2024, we had $12.7 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at December 29, 2024 is as follows (in thousands):

Operating Leases

2025 (remaining)	$51,634
2026	53,759
2027	41,045
2028	23,437
2029	18,314
Beyond	24,498
Total lease payments	212,687
Less: imputed interest	(16,744)
Total present value of lease liabilities	$195,943
9.    Employee Benefits
In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In the first quarter of fiscal 2024, we distributed approximately $10 million to our Canadian employees. The remainder was distributed in the first quarter of fiscal 2025. We have no outstanding applications for further government assistance.
10.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense was $8.1 million and $7.6 million for the first quarters of fiscal 2025 and 2024, respectively. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2025, we awarded 236,928 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $49.85 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 481,247 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $40.29 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.
11.                                Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of stock-based awards and shares underlying our Convertible Senior Notes (the "Convertible Notes").
For the first quarter of fiscal 2025, our Convertible Notes, described in Note 15, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. For the first quarter of fiscal 2024, the Convertible Notes had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. The related capped call transactions (the "Capped Call Transactions") for both periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the first quarters of fiscal 2025 and 2024, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	December 29, 2024	December 31, 2023

Net income attributable to Tetra Tech	$747	$74,972

Weighted-average common shares outstanding – basic	267,854	266,585
Effect of dilutive stock options and unvested restricted stock	2,160	2,105
Shares issuable assuming conversion of convertible notes	1,872	—
Weighted-average common shares outstanding – diluted	271,886	268,690

Earnings per share attributable to Tetra Tech:
Basic	$—	$0.28
Diluted	$—	$0.28

12.                                  Income Taxes
The effective tax rates for the first quarters of fiscal 2025 and 2024 were 94.9% and 26.1%, respectively. In the first quarter of fiscal 2025, we recognized a $115 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies". We also determined that $31.3 million of this charge is not tax deductible, which increased our effective tax rate this quarter. Excluding the impact of the legal contingency charge, our effective tax rate was 27.2% in the first quarter of fiscal 2025.
At December 29, 2024 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $51.1 million and $50.1 million, respectively. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may not significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
Our Corporate Segment's operating income in the first quarter of fiscal 2025, includes a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies". This charge is reported separately as "Legal contingency costs" in our consolidated statement of income for the first quarter of fiscal 2025. We expect to pay this amount within the next 12 months with our cash on hand and by drawing on our credit facility.
The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Revenue
GSG	$751,782	$575,041
CIG	688,235	669,107
Elimination of inter-segment revenue	(19,456)	(15,881)
Total revenue	$1,420,561	$1,228,267

Income from operations
GSG	$83,282	$63,127
CIG	77,677	71,401
Corporate (1)	(138,433)	(23,447)
Total income from operations	$22,526	$111,081

(1)     Includes amortization of intangibles, acquisition and integration expenses, certain legal contingency costs as well as other costs and other income not allocable to our reportable segments.

	As of
	December 29, 2024	September 29, 2024

Total Assets
GSG	$756,176	$658,493
CIG	1,012,644	1,059,915
Corporate (1)	2,410,364	2,474,268
Total assets	$4,179,184	$4,192,676

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

Contingent Consideration. We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 4, "Acquisitions" for further information).
Debt. The fair value of long-term debt under our Credit Facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024). The carrying value of our long-term debt under our Credit Facility approximated fair value at December 29, 2024 and September 29, 2024. At December 29, 2024, we had $325 million in outstanding borrowings under our Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and $75 million under the Amended Revolving Credit Facility.
The estimated fair value of our $575 million Convertible Notes, which were used to fund our business acquisitions, working capital needs, dividends, capital expenditures and contingent earn-outs, was determined based on the trading price of the Convertible Notes as of the last trading day of our first quarter of fiscal 2025. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $564 million and $673 million, respectively, at December 29, 2024, and $564 million and $743 million, respectively, at September 29, 2024 (see Note 15, "Long-Term Debt" for further information).
15.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	December 29, 2024	September 29, 2024

Credit facilities	$325,000	$250,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(11,550)	(12,366)
Long-term debt	$888,450	$812,634
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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At December 29, 2024, the applicable conversion rate was 25.4345 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.32 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The Convertible Notes were recorded as a single unit within "Long-term debt" in our consolidated balance sheets as the conversion option within the Convertible Notes was not a derivative that would require bifurcation, and the Convertible Notes did not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and are amortized to interest expense using the effective interest method over the terms of the Convertible Notes resulting in an effective annual interest rate of 2.79%.
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	December 29, 2024	September 29, 2024

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(10,737)	(11,434)
Net carrying amount	$564,263	$563,566
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Interest expense	$3,234	$3,270
Amortization of discount and issuance costs	697	678
Total interest expense	$3,931	$3,948
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At December 29, 2024, the adjusted cap price was approximately $51.90 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
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
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full from the Convertible Notes proceeds.
At December 29, 2024, we had $325 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $250 million under the New Term Loan Facility and $75 million under the Amended Revolving Credit Facility. During the three months ended December 29, 2024, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.98%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 29, 2024, we had $424.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At December 29, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.77x and a consolidated interest coverage ratio of 12.33x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 29, 2024, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $40.2 million. As of December 29, 2024, we had no bank overdrafts related to our disbursement bank accounts.
16.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three months ended December 29, 2024 and December 31, 2023 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive (Loss) Income

Balance at October 1, 2023	$(197,933)	$2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	63,106	(13)	63,093
Net current-period other comprehensive income (loss)	63,106	(13)	63,093

Balance at December 31, 2023	$(134,827)	$2,625	$(132,202)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive loss before reclassifications	(108,846)	(33)	(108,879)
Net current-period other comprehensive loss	(108,846)	(33)	(108,879)

Balance at December 29, 2024	$(191,659)	$3,905	$(187,754)
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
On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office of the United States Department of Justice ("the USAO") filed an amended complaint in the intervention of three qui tam actions filed against our wholly-owned subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California ("the Court"). The complaint alleges False Claims Act ("FCA") violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California (the "Covered Conduct"). On March 5, 2024, the Court granted the USAO's motion to amend the filing to include additional claims against TtEC under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and common law.
As we previously disclosed, to explore whether a negotiated resolution was possible, TtEC began engaging in discussions with the USAO during the first quarter of fiscal 2025 regarding a potential resolution of all claims. On January 17, 2025, TtEC entered into a settlement agreement with the United States of America, acting through the USAO and on behalf of the Department of the Navy (collectively, the "United States") and also filed a proposed consent decree with the Court, to resolve this litigation.
Under the terms of the settlement agreement and consent decree, TtEC has agreed to pay the United States $57 million and $40 million for FCA claims and CERCLA claims, respectively (the "Settlement Amounts"), which we expect to pay with cash on hand and by drawing on our credit facility. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States will release TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
The consent decree is subject to a number of contingencies that could prevent it from being finalized with its current terms. In particular, and without limitation, (i) the consent decree is required to be lodged with the Court for a period of 30 days for public notice and comment, and the United States has reserved the right to withdraw or withhold its consent if the comments regarding the consent decree disclose facts or considerations that indicate the consent decree is inappropriate, improper or inadequate; and (ii) the Court might determine not to enter the consent decree as currently written or as approved by the United States. There can be no assurance that the contingencies will not preclude entry of the consent decree.
TtEC entered into the settlement agreement and consent decree to avoid delay, uncertainty and expense of protracted litigation. The settlement agreement and consent decree contain no admission of liability by TtEC.
TtEC has initiated litigation with the insurance carrier with which TtEC maintained liability policies regarding the reasonably possible payment or reimbursement of a significant portion of the Settlement Amounts. TtEC can give no assurances as to what portion, if any, of the Settlement Amounts will be recovered from the insurance carrier.
As also previously disclosed, several ancillary claims brought by third-party private plaintiffs arising from the same services provided by TtEC at Hunters Point are also ongoing. The settlement agreement and consent decree do not resolve these ancillary claims.
As a result of the settlement agreement and consent decree with the United States and in connection with discussions regarding the ancillary claims, we recorded a $115.0 million charge to operating income ($97.0 million for the settlement and $18.0 million estimated for the ancillary claims, respectively) in the first quarter of fiscal 2025.

18.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023

Revenue	$16,479	$18,968
Related reimbursable costs	14,781	17,622
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	December 29, 2024	September 29, 2024

Accounts receivable, net	$13,932	$15,612
Contract assets	1,701	1,625
Contract liabilities	(5,693)	(4,237)

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
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. We are working on over 100,000 projects, in more than 100 countries on all seven continents, with a talent force of 30,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We embrace the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 29, 2024	December 31, 2023

Client Sector
U.S. federal government (1)	35.3%	31.1%
U.S. state and local government	14.3	12.3
U.S. commercial	16.5	18.1
International (2)	33.9	38.5
Total	100.0%	100.0%

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
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 29, 2024	December 31, 2023

Reportable Segment
GSG	52.9%	46.8%
CIG	48.4	54.5
Inter-segment elimination	(1.3)	(1.3)
Total	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 29, 2024	December 31, 2023

Contract Type
Fixed-price	36.6%	38.4%
Time-and-materials	42.2	44.7
Cost-plus	21.2	16.9
Total	100.0%	100.0%

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
Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the first quarter of fiscal 2025, we divested a financially immaterial subsidiary in South America and a line of business in Australia.

OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. In the first quarter of fiscal 2025, our revenue increased 15.7% compared to the prior-year quarter reflecting increased activity across all of our client sectors, particularly the U.S. federal and state and local government client sectors. This revenue growth includes $31 million from our recent acquisitions, that did not have comparable revenue for the year-ago quarter. Excluding the impact of these acquisitions, our revenue increased 13.1% compared to the first quarter of fiscal 2024.
The table below presents our revenue by client sector (amounts in thousands):

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%

Client Sector
U.S. federal government (1)	$501,848	$382,076	$119,772	31.3%
U.S. state and local government	202,987	150,925	52,062	34.5
U.S. commercial	233,591	222,430	11,161	5.0
International (2)	482,135	472,836	9,299	2.0
Total	$1,420,561	$1,228,267	$192,294	15.7%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada.
U.S. Federal Government.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$501,848	$382,076	$119,772	31.3%
The 31.3% growth in U.S. federal revenue primarily reflects increased international development and federal information technology system modernization activity. The growth in our international development activity primarily relates to activity in Ukraine to support energy security and other humanitarian needs. Our international development revenue increased approximately $95 million in the first quarter of fiscal 2025 compared to the same period last year. The overall revenue growth also includes approximately $29 million of revenue from a recent acquisition that did not have comparable revenue for the prior-year quarter. Our U.S. federal government revenue for the remainder of fiscal 2025 is dependent upon the ultimate direction of the new U.S. administration.
U.S. State and Local Government.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$202,987	$150,925	$52,062	34.5%
Our U.S. state and local government revenue grew 34.5% compared to the fiscal 2024 quarter largely due to increased disaster response activity primarily related to Hurricanes Helene and Milton. Excluding our disaster response work for the hurricanes, our U.S. state and local government revenue increased 10.8% in the first quarter of fiscal 2025 compared to last year's first quarter. Excluding the hurricane response activity, the growth was due to continued investment by our clients in clean drinking water. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2025.

U.S. Commercial.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$233,591	$222,430	$11,161	5.0%
Our U.S. commercial revenue growth of 5.0% in the first quarter of fiscal 2025 was primarily due to increased activity for environmental services and high performance buildings. We expect our revenue growth to continue in our U.S. commercial business for the remainder of fiscal 2025.
International.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$482,135	$472,836	$9,299	2.0%
Our international revenue increased 2.0% compared to last year's first quarter primarily due to increased water consulting in the United Kingdom, partially offset by lower infrastructure work in Australia. We expect the growth in our international work to continue for the remainder of fiscal 2025, on a constant currency basis.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands, except per share data)
Revenue	$1,420,561	$1,228,267	$192,294	15.7%
Subcontractor costs	(223,231)	(213,098)	(10,133)	(4.8)
Revenue, net of subcontractor costs (1)	1,197,330	1,015,169	182,161	17.9
Other costs of revenue	(975,853)	(824,671)	(151,182)	(18.3)
Gross profit	221,477	190,498	30,979	16.3
Selling, general and administrative expenses	(83,951)	(79,417)	(4,534)	(5.7)
Legal contingency costs	(115,000)	—	(115,000)	NM
Income from operations	22,526	111,081	(88,555)	(79.7)
Interest expense	(7,218)	(9,577)	2,359	24.6
Income before income tax expense	15,308	101,504	(86,196)	(84.9)
Income tax expense	(14,530)	(26,524)	11,994	45.2
Net income	778	74,980	(74,202)	(99.0)
Net income attributable to noncontrolling interests	(31)	(8)	(23)	(287.5)
Net income attributable to Tetra Tech	$747	$74,972	$(74,225)	(99.0)
Diluted earnings per share	$—	$0.28	$(0.28)	(100.0)%

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
NM = not meaningful

Our 15.7% revenue growth reflects increases in both of our reportable segments. Our GSG segment's revenue and revenue, net of subcontractor costs, increased $176.7 million, or 30.7%, and $158.5 million, or 35.8%, respectively, in the first quarter of fiscal 2025 compared to the same quarter in fiscal 2024. Our CIG segment's revenue increased $19.1 million, or 2.9%, and revenue, net of subcontractor costs, increased $23.7 million, or 4.1% in the first quarter of fiscal 2025 compared to the year-ago quarter. The results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results. For the first quarter of fiscal 2025, our adjusted results exclude a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there is no tax benefit for $31.3 million of the legal contingency charge. The effective tax rate applied to the remaining $83.7 million adjustment to arrive at the adjusted EPS was 25.0%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our consolidated statements of income.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$22,526	$111,081	$(88,555)	(79.7)%
Legal contingency costs	115,000	—	115,000	NM
Adjusted income from operations (1)	$137,526	$111,081	$26,445	23.8%

EPS	$—	$0.28	$(0.28)	(100.0)%
Legal contingency costs	0.35	—	0.35	NM
Adjusted EPS (1)	$0.35	$0.28	$0.07	25.0%

NM = not meaningful
(1) Non-GAAP financial measure
Our operating income for the first quarter of fiscal 2025 includes a non-recurring charge of $115.0 million related to legal contingencies. Excluding this non-recurring charge, our adjusted operating income increased $26.4 million, or 23.8% in the first quarter of fiscal 2025 compared to the prior-year quarter. The increase reflects improved results in both of our reportable segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Net interest expense	$7,218	$9,577	$(2,359)	(24.6)%
Net interest expense decreased due to lower average borrowings and interest rates compared to the first quarter of fiscal 2024.

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Income tax expense	$14,530	$26,524	$(11,994)	(45.2)%
The effective tax rates for the first quarters of fiscal 2025 and 2024 were 94.9% and 26.1%, respectively. In the first quarter of fiscal 2025, we recognized a $115 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We also determined that $31.3 million of this charge is not tax deductible, which increased our effective tax rate this quarter. Excluding the impact of the legal contingency charge, our effective tax rate was 27.2% for the first quarter of fiscal 2025.
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

Segment Results of Operations
Government Services Group

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$751,782	$575,041	$176,741	30.7%
Subcontractor costs	(150,605)	(132,341)	(18,264)	(13.8)
Revenue, net of subcontractor costs (1)	$601,177	$442,700	$158,477	35.8%

Income from operations	$83,282	$63,127	$20,155	31.9%

(1)     Non-GAAP financial measure
The revenue growth of 30.7% primarily reflects higher U.S. federal government activities related to international development and U.S. state and local government activities related to disaster response. The revenue growth in the first quarter of fiscal 2025 includes $87 million and $37 million increases in revenue from the aforementioned international development activities in Ukraine and hurricane disaster response activities, respectively, compared to the first quarter of fiscal 2024.
Operating income increased 31.9% primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first quarter of fiscal 2025 was 13.9% compared to 14.3% for the same quarter last year. The lower operating margin reflects the mix of revenue as this fiscal year's first quarter included a higher amount of international development activity, which operates at a lower margin compared to the other activities in the GSG segment.
Commercial/International Group

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%
	($ in thousands)
Revenue	$688,235	$669,107	$19,128	2.9%
Subcontractor costs	(92,082)	(96,638)	4,556	4.7
Revenue, net of subcontractor costs (1)	$596,153	$572,469	$23,684	4.1%

Income from operations	$77,677	$71,401	$6,276	8.8%

(1)     Non-GAAP financial measure
The revenue growth of 2.9% primarily reflects increased activities for water consulting services in the United Kingdom and for high performance buildings. These revenue increases were partially offset by a revenue decrease due to completion of a large infrastructure project for an international government client.
Our operating income increased due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first quarter of fiscal 2025 was 13.0% compared to 12.5% for the fiscal 2024 quarter. The improved operating margin was primarily due to our continued focus on high-end consulting services and improved project execution.
Backlog
Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at December 29, 2024 and September 29, 2024 were immaterial (see the table below):

	As of
	December 29, 2024	September 29, 2024
	($ in millions)

RUPO	$5,391	$5,331
Backlog	5,435	5,376
Financial Condition, Liquidity and Capital Resources
Capital Requirements.  At December 29, 2024, we had $248.1 million of cash and cash equivalents and access to an additional $724.3 million of borrowings available under our credit facility. During the first quarter of fiscal 2025, we generated $13.1 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	December 29, 2024	September 29, 2024	Change
			$	%

Cash and cash equivalents	$248,104	$232,689	$15,415	6.6%

	Three Months Ended
	December 29, 2024	December 31, 2023	Change
			$	%

Net cash provided by (used in):
Operating activities	$13,063	$9,246	$3,817	41.3%
Investing activities	(3,433)	(3,434)	1	—
Financing activities	19,394	18,391	1,003	5.5
Effect of exchange rate changes	(13,609)	5,655	(19,264)	(340.7)
Net increase in cash and cash equivalents	$15,415	$29,858	$(14,443)	(48.4)%
Operating Activities.  Our cash from operations increased $3.8 million compared to the prior-year quarter primarily due to higher earnings, excluding the aforementioned legal contingency charge that was accrued (non-cash) in the current quarter.
Investing Activities.  Our cash flows from investing activities for the first quarters of fiscal year 2025 and 2024 reflect capital expenditures of $3.4 million for each period.
Financing Activities.  Net cash provided by financing activities of approximately $19 million in the first quarter of fiscal 2025 was substantially the same as the prior-year first quarter. However, our net borrowings increased $10 million in this year's first quarter to partially fund the $25 million share repurchases as our share repurchase program was reactivated this quarter. Our financing activities in the fiscal 2024 first quarter included contingent earn-out payments of $18.9 million compared to essentially none this quarter.
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
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full from the Convertible Notes proceeds.
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
At December 29, 2024, we had $325 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and $75 million under the Amended Revolving Credit Facility. For the first quarter of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.98%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 29, 2024, we had $424.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At December 29, 2024, we were in compliance with these covenants with a consolidated leverage ratio of 1.77x and a consolidated interest coverage ratio of 12.33x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 29, 2024, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $40.2 million. At December 29, 2024, we had no bank overdrafts related to our disbursement bank accounts.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarter of fiscal 2025, we repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market. We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. At December 29, 2024, we had a remaining balance of $322.8 million under our stock repurchase program.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2025:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2024	$0.058	November 27, 2024	$15,549	December 13, 2024
January 27, 2025	0.058	February 12, 2025	NA	February 26, 2025
Subsequent Events.  On January 27, 2025, our Board of Directors declared a quarterly cash dividend of $0.058 per share payable on February 26, 2025 to stockholders of record as of the close of business on February 12, 2025.
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
At December 29, 2024 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $51.1 million and $50.1 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 29, 2024, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $40.2 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
Critical Accounting Policies
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024. To date, there have been no material changes in our critical accounting policies as reported in our fiscal 2024 Annual Report on Form 10-K.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At December 29, 2024, we had $325 million in outstanding borrowings under the Amended Credit Agreement, which was consisted of $250 million under the New Term Loan Facility and $75 million under the Amended Revolving Credit Facility. For the first quarter of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.98%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. The impact of the foreign currency gains and losses was immaterial for the first quarters of fiscal 2025 and 2024.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2025 and 2024, 33.9% and 38.5% of our consolidated revenue, respectively, was generated by our international business. For the first quarter of fiscal 2025, the effect of foreign exchange rate translation on our consolidated balance sheet was a decrease in equity of $108.8 million compared to an increase of $63.1 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At December 29, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.               OTHER INFORMATION
Item 1.           Legal Proceedings
For information regarding legal proceedings, see Note 17, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors
There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2024 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first quarter of fiscal 2025, we repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market. We did not repurchase any shares of our common stock in the first quarter of fiscal 2024. At December 29, 2024, we had a remaining balance of $322.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2024 - October 27, 2024	—	$—	—	$347,813
October 28, 2024 - November 24, 2024	80,973	40.75	80,973	344,513
November 25, 2024 - December 29, 2024	519,034	41.81	519,034	322,813
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the first quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
Item 6.                                                         Exhibits
The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 29, 2024, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 31, 2025	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)