Form 10-Q
period 2025-03-30
TETRA TECH INC
filed 2025-05-08
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2025

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
Yes ☐   No  ☒

At April 24, 2025, 263,502,619 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	March 30, 2025	September 29, 2024
Current assets:
Cash and cash equivalents	$179,433	$232,689
Accounts receivable, net	1,223,214	1,051,461
Contract assets	134,106	129,678
Prepaid expenses and other current assets	129,425	113,555
Total current assets	1,666,178	1,527,383

Property and equipment, net	66,048	73,065
Right-of-use assets, operating leases	185,499	177,950
Goodwill	1,913,134	2,046,569
Intangible assets, net	136,784	160,585
Deferred tax assets	106,137	105,529
Other non-current assets	110,524	101,595
Total assets	$4,184,304	$4,192,676

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$262,300	$197,440
Accrued compensation	242,017	332,096
Contract liabilities	373,591	351,738
Short-term lease liabilities, operating leases	65,870	63,419
Current portion of long-term debt	250,000	—
Current contingent earn-out liabilities	20,497	26,934
Other current liabilities	302,240	247,900
Total current liabilities	1,516,515	1,219,527

Deferred tax liabilities	27,193	30,162
Long-term debt	764,189	812,634
Long-term lease liabilities, operating leases	143,242	140,095
Non-current contingent earn-out liabilities	10,773	21,812
Other non-current liabilities	148,611	138,033

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 30, 2025 and September 29, 2024	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 263,503 and 267,717 shares at March 30, 2025 and September 29, 2024, respectively	2,635	2,677
Additional paid-in capital	—	35,900
Accumulated other comprehensive loss	(153,180)	(78,875)
Retained earnings	1,724,203	1,870,620
Tetra Tech stockholders’ equity	1,573,658	1,830,322
Noncontrolling interests	123	91
Total stockholders' equity	1,573,781	1,830,413
Total liabilities and stockholders' equity	$4,184,304	$4,192,676
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Revenue	$1,322,113	$1,251,616	$2,742,674	$2,479,883
Subcontractor costs	(218,408)	(198,989)	(441,639)	(412,087)
Other costs of revenue	(889,523)	(845,132)	(1,865,376)	(1,669,803)
Gross profit	214,182	207,495	435,659	397,993
Selling, general and administrative expenses	(84,094)	(89,798)	(168,411)	(169,251)
Legal contingency costs	—	—	(115,000)	—
Contingent consideration – fair value adjustments	1,931	(14)	2,297	22
Impairment of goodwill	(92,416)	—	(92,416)	—
Income from operations	39,603	117,683	62,129	228,764
Interest expense, net	(8,491)	(9,883)	(15,709)	(19,461)
Income before income tax expense	31,112	107,800	46,420	209,303
Income tax expense	(25,700)	(31,341)	(40,230)	(57,864)
Net income	5,412	76,459	6,190	151,439
Net income attributable to noncontrolling interests	(24)	(13)	(55)	(21)
Net income attributable to Tetra Tech	$5,388	$76,446	$6,135	$151,418
Earnings per share attributable to Tetra Tech:
Basic	$0.02	$0.29	$0.02	$0.57
Diluted	$0.02	$0.28	$0.02	$0.56
Weighted-average common shares outstanding:
Basic	265,728	267,420	266,819	267,095
Diluted	267,439	269,375	269,691	269,125
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Net income	$5,412	$76,459	$6,190	$151,439

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	34,574	(24,344)	(74,272)	38,762
Net pension adjustments	—	—	(33)	(13)
Other comprehensive income (loss), net of tax	34,574	(24,344)	(74,305)	38,749

Comprehensive income (loss), net of tax	39,986	52,115	(68,115)	190,188
Less: Comprehensive income attributable to noncontrolling interests, net of tax	24	13	55	21
Comprehensive income (loss) attributable to Tetra Tech, net of tax	$39,962	$52,102	$(68,170)	$190,167
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$6,190	$151,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,939	37,215
Amortization of stock-based awards	17,027	15,617
Deferred income taxes	(6,164)	(8,049)
Provision for losses on accounts receivables	3,331	—
Impairment of goodwill	92,416	—
Fair value adjustments to contingent consideration	(2,297)	(22)
Gain on cash surrender value of life insurance policies	(1,599)	—
Other non-cash items	4,267	1,054
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(203,055)	(23,195)
Prepaid expenses and other assets	(28,322)	(33,412)
Accounts payable	66,917	36,406
Accrued compensation	(83,088)	(74,291)
Contract liabilities	37,354	34,801
Income taxes receivable/payable	(3,253)	(18,556)
Cash settled on contingent earn-out liabilities	(7,420)	—
Other liabilities	84,997	(6,826)
Net cash provided by operating activities	7,240	112,181
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(5,680)	(71,796)
Capital expenditures	(9,372)	(7,463)
Proceeds from sale of assets	350	98
Proceeds from company-owned life insurance policies	1,934	—
Net cash used in investing activities	(12,768)	(79,161)
Cash flows from financing activities:
Proceeds from borrowings	215,000	180,000
Repayments on long-term debt	(15,000)	(110,000)
Repurchases of common stock	(174,984)	—
Shares repurchased for tax withholdings on share-based awards	(13,848)	(12,781)
Payments of contingent earn-out liabilities	(14,445)	(22,112)
Stock options exercised	171	1,462
Dividends paid	(30,900)	(27,781)
Principal payments on finance leases	(3,431)	(3,155)
Net cash provided by (used in) financing activities	(37,437)	5,633

Effect of exchange rate changes on cash and cash equivalents	(10,291)	2,810

Net increase (decrease) in cash and cash equivalents	(53,256)	41,463
Cash and cash equivalents at beginning of period	232,689	168,831
Cash and cash equivalents at end of period	$179,433	$210,294
Supplemental information:
Cash paid during the period for:
Interest	$16,180	$20,093
Income taxes, net of refunds received of $4.6 million and $2.4 million	$47,987	$84,916
Non-cash financing activities:
Excise taxes accrued but not paid	$1,267	$—
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2024 and March 30, 2025
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	267,329	$2,672	$9,971	$(132,202)	$1,657,165	$1,537,606	$81	$1,537,687
Net income	—	—	—	—	76,446	76,446	13	76,459
Other comprehensive loss	—	—	—	(24,344)	—	(24,344)	—	(24,344)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Cash dividends of $0.052 per common share	—	—	—	—	(13,908)	(13,908)	—	(13,908)
Stock-based compensation	—	—	7,976	—	—	7,976	—	7,976
Restricted & performance shares released	10	—	(111)	—	—	(111)	—	(111)
Stock options exercised	147	2	1,125	—	—	1,127	—	1,127
Shares issued for Employee Stock Purchase Plan	—	—	2	—	—	2	—	2
BALANCE AT MARCH 31, 2024	267,486	$2,674	$18,963	$(156,546)	$1,719,703	$1,584,794	$56	$1,584,850

BALANCE AT DECEMBER 29, 2024	268,028	$2,680	$21,153	$(187,754)	$1,855,818	$1,691,897	$122	$1,692,019
Net income	—	—	—	—	5,388	5,388	24	5,412
Other comprehensive income	—	—	—	34,574	—	34,574	—	34,574
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Cash dividends of $0.058 per common share	—	—	—	—	(15,351)	(15,351)	—	(15,351)
Stock-based compensation	—	—	8,885	—	—	8,885	—	8,885
Restricted & performance shares released	35	—	(541)	—	—	(541)	—	(541)
Stock options exercised	6	—	57	—	—	57	—	57
Stock repurchases	(4,566)	(45)	(29,554)	—	(121,652)	(151,251)	—	(151,251)
BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended March 31, 2024 and March 30, 2025
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2023	266,238	$2,662	$—	$(195,295)	$1,596,066	$1,403,433	$73	$1,403,506
Net income	—	—	—	—	151,418	151,418	21	151,439
Other comprehensive income	—	—	—	38,749	—	38,749	—	38,749
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Cash dividends of $0.104 per common share	—	—	—	—	(27,781)	(27,781)	—	(27,781)
Stock-based compensation	—	—	15,617	—	—	15,617	—	15,617
Restricted & performance shares released	534	5	(12,786)	—	—	(12,781)	—	(12,781)
Stock options exercised	192	2	1,460	—	—	1,462	—	1,462
Shares issued for Employee Stock Purchase Plan	522	5	14,672	—	—	14,677	—	14,677
BALANCE AT MARCH 31, 2024	267,486	$2,674	$18,963	$(156,546)	$1,719,703	$1,584,794	$56	$1,584,850

BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	6,135	6,135	55	6,190
Other comprehensive loss	—	—	—	(74,305)	—	(74,305)	—	(74,305)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Cash dividends of $0.116 per common share	—	—	—	—	(30,900)	(30,900)	—	(30,900)
Stock-based compensation	—	—	17,027	—	—	17,027	—	17,027
Restricted & performance shares released	467	5	(13,853)	—	—	(13,848)	—	(13,848)
Stock options exercised	27	—	171	—	—	171	—	171
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchases	(5,166)	(51)	(54,548)	—	(121,652)	(176,251)	—	(176,251)
BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781
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
3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Client Sector:
U.S. federal government (1)	$413,422	$407,002	$915,270	$789,078
U.S. state and local government	207,438	147,551	410,425	298,476
U.S. commercial	211,085	201,407	444,676	423,837
International (2)	490,168	495,656	972,303	968,492
Total	$1,322,113	$1,251,616	$2,742,674	$2,479,883

Contract Type:
Fixed-price	$524,950	$459,022	$1,044,772	$930,464
Time-and-materials	605,258	591,844	1,204,206	1,141,495
Cost-plus	191,905	200,750	493,696	407,924
Total	$1,322,113	$1,251,616	$2,742,674	$2,479,883

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada, and the United Kingdom
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 30, 2025 and March 31, 2024.
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

	As of
	March 30, 2025	September 29, 2024

Contract assets (1)	$134,106	$129,678
Contract liabilities - current	(373,591)	(351,738)
Contract liabilities - non-current (2)	(7,772)	—
Net contract liabilities	$(247,257)	$(222,060)

(1)    Includes $9.5 million and $7.9 million of contract retentions at March 30, 2025 and September 29, 2024, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of March 30, 2025.
Our contract assets and contract liabilities increased in the first half of fiscal 2025 compared to fiscal 2024 year-end, due to the timing of our milestone billings on fixed-price contracts which were different from the timing of revenue recognition on those contracts. For the first halves of fiscal 2025 and 2024, we recognized revenue of approximately $175 million and $177 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2024 and 2023, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, for the second quarters and first halves of fiscal 2025 and 2024, we recognized net favorable revenue and operating income adjustments of $3.9 million and $4.1 million, respectively, and $6.6 million and $9.9 million, respectively.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At March 30, 2025 and September 29, 2024, our consolidated balance sheets included liabilities for anticipated losses of $12.6 million and $15.1 million, respectively. The estimated cost to complete these related contracts was approximately $82 million and $101 million at March 30, 2025 and September 29, 2024, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	March 30, 2025	September 29, 2024

Billed	$874,780	$707,406
Unbilled	355,725	348,907
Total accounts receivable	1,230,505	1,056,313
Allowance for doubtful accounts	(7,291)	(4,852)
Total accounts receivable, net	$1,223,214	$1,051,461
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at March 30, 2025 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 30, 2025 and September 29, 2024.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.3 billion of RUPO at March 30, 2025. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at March 30, 2025 over the following periods (in thousands):

Amount

Within 12 months	$3,141,737
Beyond	1,121,142
Total	$4,262,879
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
4.            Acquisitions
In the second quarter of fiscal 2025, we acquired Carron + Walsh ("CAW"), based in the Republic of Ireland. CAW delivers project and cost management solutions for large-scale commercial, life science, residential and infrastructure programs across Europe. CAW has valued relationships and framework agreements with life science clients, public sector bodies, housing authorities, financial lenders and private development companies. CAW is a financially immaterial acquisition with an initial purchase price of €5.3 million ($5.7 million) and is included in our Commercial/International Services Group ("CIG") segment. As a result, no additional disclosures have been provided.
In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In the third quarter of fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. Both LST and CCE are included in our Government Services Group ("GSG") segment. The aggregate fair value of the purchase price of these two acquisitions was $120 million. This amount consisted of $93 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $23 million for the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based upon the achievement of specified operating income targets in each of the three years following the acquisition dates. The $120 million purchase price was allocated $12 million to net tangible assets, $23 million to identifiable intangible assets, and $85 million to goodwill. All of these acquisitions were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
The fiscal 2025 goodwill addition from the CAW acquisition relates to anticipated synergies related to proven systems and technology in program management, cost management and project controls which will provide superior project outcomes to defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. Our fiscal 2024 goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. The fiscal 2024 goodwill additions are deductible for tax purposes, and the fiscal 2025 goodwill addition is not.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first half of fiscal 2025, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.

The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Beginning balance	$46,160	$55,604	$48,746	$73,422
Estimated earn-out liabilities for acquisitions	5,516	21,900	5,516	21,900
Payments of contingent consideration	(19,000)	(3,250)	(21,865)	(22,112)
Adjustments to fair value recorded in earnings	(1,931)	14	(2,297)	(22)
Interest accretion expense	519	444	1,164	915
Effect of foreign currency exchange rate changes	6	(133)	6	476
Ending balance	$31,270	$74,579	$31,270	$74,579
At March 30, 2025, there was a total potential maximum of $90.6 million of outstanding contingent consideration related to acquisitions.
5.            Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 29, 2024	$750,817	$1,295,752	$2,046,569
Acquisition activity	—	10,114	10,114
Goodwill impairment	(92,416)	—	(92,416)
Translation adjustments	(2,271)	(48,862)	(51,133)
Balance at March 30, 2025	$656,130	$1,257,004	$1,913,134
Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments. The gross amounts for GSG were $766.2 million and $768.5 million at March 30, 2025 and September 29, 2024, respectively, excluding accumulated impairment of $110.1 million and $17.7 million, respectively, at each date. The gross amounts of goodwill for CIG were $1,378.5 million and $1,417.3 million at March 30, 2025 and September 29, 2024, respectively, excluding accumulated impairment of $121.5 million at each period end.
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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of the goodwill in our Global Development Services reporting unit ("GDS"). GDS provides consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies are supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity is for the United States Agency for International Development ("USAID").
On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of USAID programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience. As a result of these events and circumstances, we performed an interim impairment review of the goodwill in GDS at our fiscal period end for February 2025.

We considered two methods to determine the fair value of the GDS reporting unit: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprise, the nature and characteristic of the reporting unit indicates which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline public company method and guideline transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or “guideline”) publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries.
For the interim impairment analysis of GDS, we utilized the Income Approach as it has the most direct correlation to the specific economics of the reporting unit. The estimated fair value of equity of GDS was made using Level 3 inputs including the estimated discount rate that reflects the level of risk associated with receiving future cash flows and the forecasted long-term growth rates of GDS's revenue and operating income. Based on our analysis, an impairment of $92.4 million was calculated as the deficit between the fair value of equity of the GDS reporting unit as compared to its carrying value, including goodwill of $130.5 million at our fiscal period end for February 2025. As a result, we recorded a non-cash goodwill impairment charge of $92.4 million included in operating income in the second quarter of fiscal 2025. The remaining $38.1 million of goodwill in GDS is primarily supported by our work for the United Kingdom and Australia foreign aid government agencies. A future reduction in these governments’ foreign aid budgets could result in additional impairment to the GDS reporting unit. Long-term assets other than goodwill in GDS are not material.
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	March 30, 2025				September 29, 2024
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.9	$193,216	$(66,387)	$126,829	$198,726	$(57,975)	$140,751
Backlog	0.1	72,881	(72,639)	242	75,194	(71,101)	4,093
Trade names	0.9	39,398	(29,685)	9,713	40,926	(25,185)	15,741
Total		$305,495	$(168,711)	$136,784	$314,846	$(154,261)	$160,585
Amortization expense for the identifiable intangible assets for the second quarter and first half of fiscal 2025 was $8.6 million and $19.3 million, compared to $12.1 million and $24.6 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2025 and succeeding years is as follows (in thousands):

Amount

2025 (remaining)	$15,810
2026	23,879
2027	17,151
2028	16,642
2029	15,759
Beyond	47,543
Total	$136,784

6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 30, 2025	September 29, 2024

Equipment, furniture and fixtures	$138,296	$139,070
Leasehold improvements	44,824	44,883
Total property and equipment	183,120	183,953
Accumulated depreciation	(117,072)	(110,888)
Property and equipment, net	$66,048	$73,065
For the second quarter and first half of fiscal 2025, our depreciation expense related to property and equipment was $5.2 million and $10.6 million, respectively, compared to $5.6 million and $12.6 million, respectively, for the fiscal 2024 periods.
7.                                     Stock Repurchase and Dividends
On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first half of fiscal 2025, we repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market. We did not repurchase any shares of our common stock in the first half of fiscal 2024. At March 30, 2025, we had a remaining balance of $172.8 million under our stock repurchase program.
The following table presents dividends declared and paid in the first halves of fiscal 2025 and 2024:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
January 27, 2025	0.058	February 12, 2025	February 26, 2025	15,351
Total dividend paid as of March 30, 2025				$30,900

November 13, 2023	$0.052	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	0.052	February 14, 2024	February 27, 2024	13,908
Total dividend paid as of March 31, 2024				$27,781
Subsequent Events. On May 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on June 5, 2025 to stockholders of record as of the close of business on May 23, 2025. On May 5, 2025, our Board of Directors also authorized an additional $500 million stock repurchase program.
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
The components of lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Operating lease cost	$24,824	$24,785	$50,742	$49,018
Sublease income	(263)	(106)	(482)	(163)
Total lease cost	$24,561	$24,679	$50,260	$48,855
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	March 30, 2025	March 31, 2024

Operating cash flows for operating leases	$36,278	$38,738
Right-of-use assets obtained in exchange for new operating lease liabilities	39,401	32,637
Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	March 30, 2025	September 29, 2024

Operating leases:
Right-of-use assets	$185,499	$177,950

Lease liabilities:
Current	65,870	63,419
Non-current	143,242	140,095
Total operating lease liabilities	$209,112	$203,514

Weighted-average remaining lease term:
Operating leases	4.3 years	4.5 years
Weighted-average discount rate:
Operating leases	3.8%	3.6%
At March 30, 2025, we had $12.7 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at March 30, 2025 is as follows (in thousands):

Operating Leases

2025 (remaining)	$38,183
2026	62,972
2027	49,185
2028	28,920
2029	21,482
Beyond	26,802
Total lease payments	227,544
Less: imputed interest	(18,432)
Total present value of lease liabilities	$209,112
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
10.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 30, 2025 was $8.9 million and $17.0 million, compared to $8.0 million and $15.6 million for the same periods last year. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2025, we awarded 236,928 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $49.85 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 486,307 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $40.27 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.
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
For the first half of fiscal 2025, our Convertible Notes, described in Note 15, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. For the second quarter and first half of fiscal 2024, and the second quarter of fiscal 2025, the Convertible Notes had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. The related capped call transactions (the "Capped Call Transactions") for all of these periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the second quarters and first halves of fiscal 2025 and 2024, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Net income attributable to Tetra Tech	$5,388	$76,446	$6,135	$151,418

Weighted-average common shares outstanding – basic	265,728	267,420	266,819	267,095
Effect of dilutive stock options and unvested restricted stock	1,711	1,955	1,936	2,030
Shares issuable assuming conversion of convertible notes	—	—	936	$—
Weighted-average common shares outstanding – diluted	267,439	269,375	269,691	269,125

Earnings per share attributable to Tetra Tech:
Basic	$0.02	$0.29	$0.02	$0.57
Diluted	$0.02	$0.28	$0.02	$0.56

12.                                  Income Taxes
The effective tax rates for the first halves of fiscal 2025 and 2024 were 86.7% and 27.6%, respectively. Income tax expense was reduced by $1.0 million and $1.9 million of excess tax benefits on share-based payments in the first halves of fiscal 2025 and 2024, respectively. In addition, in the first half of fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 5, “Goodwill and Intangible Assets”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies". We determined that $31.3 million of this charge is not tax deductible. Furthermore, income tax expense in the first half of fiscal 2024 (all in the second quarter) included $2.8 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Excluding the impact of the excess tax benefits on share-based payments, the goodwill impairment and the legal contingency charge in the first half of fiscal 2025 and the settlement amounts in the first half of 2024, our effective tax rates in the first halves of fiscal 2025 and 2024 were 27.8% and 27.1%, respectively.
At March 30, 2025 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $52.2 million and $50.1 million, respectively. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may not significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil).
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
Our Corporate Segment's operating income in the first half of fiscal 2025, includes a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies". This charge is reported separately as "Legal contingency costs" in our consolidated statement of income for the first half of fiscal 2025. We paid $57 million in the second quarter of fiscal 2025, and we expect to pay the remainder within the next 12 months with our cash on hand and by drawing on our credit facility. For the second quarter and first half of fiscal 2025, we recorded a non-cash goodwill impairment charge of $92.4 million related to our GDS reporting unit, which resulted from the cancellation of USAID programs in the second quarter of fiscal 2025.

The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Revenue
GSG	$661,424	$597,127	$1,413,206	$1,172,168
CIG	678,838	671,155	1,367,073	1,340,262
Elimination of inter-segment revenue	(18,149)	(16,666)	(37,605)	(32,547)
Total revenue	$1,322,113	$1,251,616	$2,742,674	$2,479,883

Income from operations
GSG	$72,104	$64,007	$155,386	$127,134
CIG	76,770	75,955	154,447	147,356
Corporate (1)	(109,271)	(22,279)	(247,704)	(45,726)
Total income from operations	$39,603	$117,683	$62,129	$228,764

(1)     Includes amortization of intangibles, goodwill impairment charges, certain legal contingency costs, as well as other costs and other income not allocable to our reportable segments.

	As of
	March 30, 2025	September 29, 2024

Total Assets
GSG	$866,729	$658,493
CIG	990,914	1,059,915
Corporate (1)	2,326,661	2,474,268
Total assets	$4,184,304	$4,192,676

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
Debt. The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024). The carrying value of our long-term debt under our credit facility approximated fair value at March 30, 2025 and September 29, 2024. At March 30, 2025, we had $450 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, which consisted of $250 million under our term loan facility and $200 million under our revolving credit facility.

The estimated fair value of our $575 million Convertible Notes, which were used to fund our business acquisitions, working capital needs, dividends, capital expenditures and contingent earn-outs, was determined based on the trading price of the Convertible Notes as of the last trading day of our second quarter of fiscal 2025. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $565 million and $592 million, respectively, at March 30, 2025, and $564 million and $743 million, respectively, at September 29, 2024 (see Note 15, "Long-Term Debt" for further information).
15.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	March 30, 2025	September 29, 2024

Credit facilities	$450,000	$250,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(10,811)	(12,366)
Total	1,014,189	812,634
Less: Current portion of long-term debt	(250,000)	—
Long-term debt	$764,189	$812,634
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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At March 30, 2025, the applicable conversion rate was 25.4382 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.31 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	March 30, 2025	September 29, 2024

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(10,028)	(11,434)
Net carrying amount	$564,972	$563,566
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Interest expense	$3,235	$3,127	$6,469	$6,397
Amortization of discount and issuance costs	709	683	1,406	1,360
Total interest expense	$3,944	$3,810	$7,875	$7,757
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At March 30, 2025, the adjusted cap price was approximately $51.89 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
On February 18, 2022, we entered into Amendment No. 2 to Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Second Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Second Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Second Amended Credit Agreement to $1.05 billion subject to lender approval. The Second Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated at July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans and a $300 million sublimit for multicurrency borrowings and letters of credit.
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Second Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full from the Convertible Notes proceeds.

On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”) that provided for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures in January 2026.
At March 30, 2025, we had $450 million in outstanding borrowings under the Third Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and $200 million under the Amended Revolving Credit Facility. During the three months ended March 30, 2025, the weighted-average interest rate of the outstanding borrowings under the Third Amended Credit Agreement was 5.78%. In addition, we had $0.7 million in standby letters of credit under the Third Amended Credit Agreement. At March 30, 2025, we had $299.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Third Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Third Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Third Amended Credit Agreement). Our obligations under the Third Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Third Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At March 30, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.63x and a consolidated interest coverage ratio of 15.81x.
In addition to the Third Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 30, 2025, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $39.9 million. As of March 30, 2025, we had no bank overdrafts related to our disbursement bank accounts.
Subsequent Event. On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion that will mature in May 2030. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “New Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 3Y Term Loan Facility will not be subject to any scheduled amortization of principal. The 5Y Term Loan Facility will be subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the SOFR credit spread adjustment. The New Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multicurrency borrowings and letters of credit.
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our New Term Loan Facility and the Amended Revolving Credit Facility in full on May 5, 2025. We may borrow on the New Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility is subject to a benchmark rate plus a margin that ranges from 0.875% to 1.625% per annum. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.

16.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three and six months ended March 30, 2025 and March 31, 2024 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2023	$(134,827)	$2,625	$(132,202)
Other comprehensive loss before reclassifications	(24,344)	—	(24,344)
Net current-period other comprehensive loss	(24,344)	—	(24,344)

Balance at March 31, 2024	$(159,171)	$2,625	$(156,546)

Balance at December 29, 2024	$(191,659)	$3,905	$(187,754)
Other comprehensive income before reclassifications	34,574	—	34,574
Net current-period other comprehensive income	34,574	—	34,574

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 1, 2023	$(197,933)	2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	38,762	(13)	38,749
Net current-period other comprehensive income (loss)	38,762	(13)	38,749

Balance at March 31, 2024	$(159,171)	$2,625	$(156,546)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive loss before reclassifications	(74,272)	(33)	(74,305)
Net current-period other comprehensive loss	(74,272)	(33)	(74,305)

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)
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
Under the terms of the settlement agreement and consent decree, TtEC agreed to pay the United States $57 million and $40 million for FCA claims and CERCLA claims, respectively (the "Settlement Amounts"). In the second quarter of fiscal 2025, we paid the $57 million settlement, and we expect to pay the remaining $40 million with cash on hand and by drawing on our credit facility within the next 12 months. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States will release TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
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
18.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Revenue	$16,017	$14,436	$32,497	$33,404
Related reimbursable costs	14,575	13,115	29,356	30,738
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	March 30, 2025	September 29, 2024

Accounts receivable, net	$13,677	$15,612
Contract assets	939	1,625
Contract liabilities	(6,138)	(4,237)

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Client Sector
U.S. federal government (1)	31.2%	32.5%	33.4%	31.8%
U.S. state and local government	15.7	11.8	15.0	12.0
U.S. commercial	16.0	16.1	16.2	17.1
International (2)	37.1	39.6	35.4	39.1
Total	100.0%	100.0%	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada, and the United Kingdom.
We manage our operations under two reportable segments: Government Services Group reportable segment and Commercial/International Services Group reportable segment.
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
Commercial/International Services Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial, high performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil).
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Reportable Segment
GSG	50.0%	47.7%	51.5%	47.3%
CIG	51.3	53.6	49.8	54.0
Inter-segment elimination	(1.3)	(1.3)	(1.3)	(1.3)
Total	100.0%	100.0%	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024

Contract Type
Fixed-price	39.7%	36.7%	38.1%	37.5%
Time-and-materials	45.8	47.3	43.9	46.0
Cost-plus	14.5	16.0	18.0	16.5
Total	100.0%	100.0%	100.0%	100.0%
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
In the second quarter of fiscal 2025, we acquired Carron + Walsh ("CAW"), based in the Republic of Ireland. CAW delivers project and cost management solutions for large-scale commercial, life science, residential and infrastructure programs across Europe. CAW is a financially immaterial acquisition and is included in our CIG segment.
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
Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the first quarter of fiscal 2025, we divested a financially immaterial subsidiary in South America and a line of business in Australia.

OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. For the first half of fiscal 2025, our 10.6% revenue growth was primarily due to increased activity in the U.S. state and local and federal government client sectors. The growth includes $39 million from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 9.1% compared to the first half of fiscal 2024.
The table below presents our revenue by client sector (amounts in thousands):

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%

Client Sector
U.S. federal government (1)	$915,270	$789,078	$126,192	16.0%
U.S. state and local government	410,425	298,476	111,949	37.5
U.S. commercial	444,676	423,837	20,839	4.9
International (2)	972,303	968,492	3,811	0.4
Total	$2,742,674	$2,479,883	$262,791	10.6%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada.
U.S. Federal Government.

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%
	($ in thousands)
Revenue	$915,270	$789,078	$126,192	16.0%
The 16.0% revenue growth in the U.S. federal government sector primarily reflects increased international development, disaster response and federal information technology system modernization activity. The growth in our international development activity primarily relates to activity in Ukraine to support energy security and other humanitarian needs. Our international development revenue increased approximately $75 million in the first half of fiscal 2025 compared to the same period last year. Additionally, our overall growth includes activities related to our disaster response programs for the Palisades and Eaton fires in Southern California, which occurred in early January 2025. The revenue growth also includes approximately $35 million of revenue from a recent acquisition that did not have comparable revenue for the prior-year period.
On the day of his inauguration, January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of United States Agency for International Development ("USAID") programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect. Our U.S. federal government revenue included $409.3 million for USAID in the first half of fiscal 2025 compared to $334.1 million in the same period last year. Our U.S. federal government revenue for the remainder of fiscal 2025 is dependent upon the ultimate direction of the current U.S. administration; however, excluding USAID, we expect our U.S. federal revenue to grow in the second half of fiscal 2025 compared to the same period of fiscal 2024.
U.S. State and Local Government.

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%
	($ in thousands)
Revenue	$410,425	$298,476	$111,949	37.5%
Our U.S. state and local government revenue grew 37.5% compared to the first half of fiscal 2024 due to increased disaster response activity primarily related to Hurricanes Helene and Milton. Excluding this disaster response work, our U.S. state and local government revenue increased 15.6% in the first half of fiscal 2025 compared to fiscal 2024 first half; the growth was due to continued investment by our clients in clean drinking water. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2025.
U.S. Commercial.

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%
	($ in thousands)
Revenue	$444,676	$423,837	$20,839	4.9%
Our U.S. commercial revenue growth of 4.9% in the first half of fiscal 2025 was primarily due to increased activity for environmental services. We expect our revenue growth to continue in our U.S. commercial business for the remainder of fiscal 2025.
International.

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%
	($ in thousands)
Revenue	$972,303	$968,492	$3,811	0.4%
Our international revenue increased 0.4% compared to the first half of fiscal 2024. On a constant currency basis, our international revenue increased 2.1% primarily due to increased planning and design activities in the United Kingdom, partially offset by lower infrastructure work in Australia. We expect the growth in our international work to continue for the remainder of fiscal 2025, on a constant currency basis.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,322,113	$1,251,616	$70,497	5.6%	$2,742,674	$2,479,883	$262,791	10.6%
Subcontractor costs	(218,408)	(198,989)	(19,419)	(9.8)	(441,639)	(412,087)	(29,552)	(7.2)
Revenue, net of subcontractor costs (1)	1,103,705	1,052,627	51,078	4.9	2,301,035	2,067,796	233,239	11.3
Other costs of revenue	(889,523)	(845,132)	(44,391)	(5.3)	(1,865,376)	(1,669,803)	(195,573)	(11.7)
Gross profit	214,182	207,495	6,687	3.2	435,659	397,993	37,666	9.5
Selling, general and administrative expenses	(84,094)	(89,798)	5,704	6.4	(168,411)	(169,251)	840	0.5
Legal contingency costs	—	—	—	NM	(115,000)	—	(115,000)	NM
Contingent consideration - fair value adjustments	1,931	(14)	1,945	NM	2,297	22	2,275	NM
Impairment of goodwill	(92,416)	—	(92,416)	NM	(92,416)	—	(92,416)	NM
Income from operations	39,603	117,683	(78,080)	(66.3)	62,129	228,764	(166,635)	(72.8)
Interest expense	(8,491)	(9,883)	1,392	14.1	(15,709)	(19,461)	3,752	19.3
Income before income tax expense	31,112	107,800	(76,688)	(71.1)	46,420	209,303	(162,883)	(77.8)
Income tax expense	(25,700)	(31,341)	5,641	18.0	(40,230)	(57,864)	17,634	30.5
Net income	5,412	76,459	(71,047)	(92.9)	6,190	151,439	(145,249)	(95.9)
Net income attributable to noncontrolling interests	(24)	(13)	(11)	(84.6)	(55)	(21)	(34)	(161.9)
Net income attributable to Tetra Tech	$5,388	$76,446	$(71,058)	(93.0)	$6,135	$151,418	$(145,283)	(95.9)
Diluted earnings per share	$0.02	$0.28	$(0.26)	(92.9)%	$0.02	$0.56	$(0.54)	(96.4)%

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
NM = not meaningful
Our revenue growth in the second quarter and first half of fiscal 2025 reflects increases in both of our reportable segments. For the second quarter of fiscal 2025, our GSG segment's revenue and revenue, net of subcontractor costs, increased $64.3 million, or 10.8%, and $54.5 million, or 11.7%, respectively, compared to the same quarter last year. Our CIG segment's revenue increased $7.7 million, or 1.1%, and revenue, net of subcontractor costs, decreased $3.4 million, or 0.6% in the second quarter of fiscal 2025 compared to the prior-year quarter.

For the first half of fiscal 2025, our GSG segment's revenue and revenue, net of subcontractor costs, increased $241.0 million, or 20.6%, and $212.9 million, or 23.4%, respectively, compared to the same period last year. Our CIG segment's revenue and revenue, net of subcontractor costs, increased $26.8 million, or 2.0%, and $20.3 million, or 1.8%, respectively, compared to the fiscal 2024 period. The second quarter and first half results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results. For the second quarter and first half of fiscal 2025, our adjusted results exclude a non-cash goodwill impairment charge of $92.4 million related to our GDS reporting unit, which resulted from the aforementioned cancellation of USAID programs in the second quarter of fiscal 2025. This charge is further described in Note 5, "Goodwill and Intangible Assets" of the “Notes to Consolidated Financial Statements”. Our adjusted results also exclude adjustments to contingent consideration liabilities for the second quarter and first half of fiscal 2025. Additionally, for the first half of fiscal 2025, our adjusted results exclude a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there is no tax benefit for $31.3 million of the legal contingency charge and $58.3 million of the goodwill impairment charge. The effective tax rate applied to the remaining adjustments to arrive at the adjusted earnings per share ("EPS") was 25.0%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$39,603	$117,683	$(78,080)	(66.3)%	$62,129	$228,764	$(166,635)	(72.8)%
Legal contingency costs	—	—	—	NM	115,000	—	115,000	NM
Earn-out adjustments	(1,931)	14	(1,945)	NM	(2,297)	(22)	(2,275)	NM
Impairment of goodwill	92,416	—	92,416	NM	92,416	—	92,416	NM
Adjusted income from operations (1)	$130,088	$117,697	$12,391	10.5%	$267,248	$228,742	$38,506	16.8%

EPS	$0.02	$0.28	$(0.26)	(92.9)%	$0.02	$0.56	$(0.54)	(96.4)%
Legal contingency costs	—	—	—	NM	0.35	—	0.35	NM
Impairment of goodwill	0.31	—	0.31	NM	0.31	—	0.31	NM
Adjusted EPS (1)	$0.33	$0.28	$0.05	17.9%	$0.68	$0.56	$0.12	21.4%

NM = not meaningful
(1) Non-GAAP financial measure
Excluding the non-recurring charges and the earn-out gains, our adjusted operating income increased $12.4 million, or 10.5% in the second quarter of fiscal 2025 and $38.5 million, or 16.8%, in the first half of fiscal 2025 compared to the same periods last year. The increase reflects improved results in both of our reportable segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
($ in thousands)
Net interest expense	$8,491	$9,883	$(1,392)	(14.1)%	$15,709	$19,461	$(3,752)	(19.3)%
Net interest expense decreased in the second quarter and first half of fiscal 2025, due to lower average borrowings and interest rates compared to the same periods in fiscal 2024.

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
($ in thousands)
Income tax expense	$25,700	$31,341	$(5,641)	(18.0)%	$40,230	$57,864	$(17,634)	(30.5)%
The effective tax rates for the first halves of fiscal 2025 and 2024 were 86.7% and 27.6%, respectively. Income tax expense was reduced by $1.0 million and $1.9 million of excess tax benefits on share-based payments in the first halves of fiscal 2025 and 2024, respectively. In addition, in the first half of fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 5, “Goodwill and Intangible Assets” of the “Notes to Consolidated Financial Statements”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Furthermore, income tax expense in the first half of fiscal 2024 (all in the second quarter) included $2.8 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Excluding the impact of the excess tax benefits on share-based payments, the goodwill impairment and the legal contingency charge in the first half of fiscal 2025 and the settlement amounts in the first half of 2024, our effective tax rates in the first halves of fiscal 2025 and 2024 were 27.8% and 27.1%, respectively.
In December 2021, the Organisation for Economic Cooperation and Development released Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective for the first quarter of fiscal 2025. We are continually monitoring developments and evaluating the potential impacts. At this time, we do not anticipate a material tax charge as a result of implementation of these rules.
Segment Results of Operations
Government Services Group

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
	($ in thousands)
Revenue	$661,424	$597,127	$64,297	10.8%	$1,413,206	$1,172,168	$241,038	20.6%
Subcontractor costs	(140,472)	(130,630)	(9,842)	(7.5)	(291,077)	(262,971)	(28,106)	(10.7)
Revenue, net of subcontractor costs (1)	$520,952	$466,497	$54,455	11.7%	$1,122,129	$909,197	$212,932	23.4%

Income from operations	$72,104	$64,007	$8,097	12.7%	$155,386	$127,134	$28,252	22.2%

(1)     Non-GAAP financial measure
The revenue growth in the second quarter and first half of fiscal 2025 of 10.8% and of 20.6%, respectively, compared to the same periods last year primarily reflects higher U.S. federal government activities related to international development and the previously described U.S. state and local government activities related to disaster response. The revenue growth slowed in the second quarter of fiscal 2025 compared to the first quarter of this year due to the aforementioned cancellation of contracts with USAID.
Operating income increased primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first half of fiscal 2025 was 13.8% compared to 14.0% in the first half of fiscal 2024. The lower operating margin reflects the mix of revenue as this fiscal year's first half included a higher amount of international development activity, which operates at a lower margin compared to the other activities in the GSG segment.

Commercial/International Group

	Three Months Ended				Six Months Ended
	March 30, 2025	March 31, 2024	Change		March 30, 2025	March 31, 2024	Change
			$	%			$	%
	($ in thousands)
Revenue	$678,838	$671,155	$7,683	1.1%	$1,367,073	$1,340,262	$26,811	2.0%
Subcontractor costs	(96,085)	(85,025)	(11,060)	(13.0)	(188,167)	(181,663)	(6,504)	(3.6)
Revenue, net of subcontractor costs (1)	$582,753	$586,130	$(3,377)	(0.6)%	$1,178,906	$1,158,599	$20,307	1.8%

Income from operations	$76,770	$75,955	$815	1.1%	$154,447	$147,356	$7,091	4.8%

(1)     Non-GAAP financial measure
The revenue growth in the second quarter and first half of fiscal 2025 of 1.1% and 2.0%, respectively, compared to the same periods last year primarily reflects increased planning and design activities in the United Kingdom, partially offset by lower infrastructure activities in Australia and foreign currency exchange rates. On a constant currency basis, our revenue growth in the second quarter and first half of fiscal 2025 was 3.6% and 3.2%, respectively, compared to the same periods of fiscal 2024.
Our operating income increased due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first half of fiscal 2025 was 13.1% compared to 12.7% for the fiscal 2024 period. The improved operating margin was primarily due to our continued focus on high-end consulting services and improved project execution.
Backlog
Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at March 30, 2025 and September 29, 2024 were immaterial (see the table below):

	As of
	March 30, 2025	September 29, 2024
	($ in millions)

RUPO	$4,263	$5,331
Backlog	4,306	5,376
At March 30, 2025, our backlog decreased $1.07 billion, or 19.9%, compared to fiscal 2024 year-end primarily due to the aforementioned cancellation of USAID contracts.
Financial Condition, Liquidity and Capital Resources
Capital Requirements.  At March 30, 2025, we had $179.4 million of cash and cash equivalents and access to an additional $599.3 million of borrowings available under our credit facility. During the first half of fiscal 2025, we generated $7.2 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	March 30, 2025	September 29, 2024	Change
			$	%

Cash and cash equivalents	$179,433	$232,689	$(53,256)	(22.9)%

	Six Months Ended
	March 30, 2025	March 31, 2024	Change
			$	%

Net cash provided by (used in):
Operating activities	$7,240	$112,181	$(104,941)	(93.5)%
Investing activities	(12,768)	(79,161)	66,393	83.9
Financing activities	(37,437)	5,633	(43,070)	(764.6)
Effect of exchange rate changes	(10,291)	2,810	(13,101)	(466.2)
Net increase (decrease) in cash	$(53,256)	$41,463	$(94,719)	(228.4)%
Operating Activities.  For the first half of fiscal 2025, our cash flows from operating activities decreased due to the timing on cash collections on USAID programs and additional working capital required to support our business growth. This decrease also reflects a $57 million payment for the aforementioned legal contingency in the second quarter of fiscal 2025.
Investing Activities.  Our cash used in investing activities for the first half of fiscal 2025 includes net payments of $6 million for the CAW acquisition, compared to $72 million for the LST acquisition completed in the second quarter of fiscal 2024.
Financing Activities. In the first half of fiscal 2025, our cash used from financing activities reflects the $175 million share repurchases as our share repurchase program was reactivated this fiscal year. These share repurchases were partially funded by our net borrowings, which increased $130 million in the first half of fiscal 2025 compared to the same period in the prior year.
Debt Financing. On February 18, 2022, we entered into Amendment No. 2 to our Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that will mature in February 2027. The Second Amended Credit Agreement is a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (the “Amended Term Loan Facility”) and a $500 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Second Amended Credit Agreement includes a $300 million accordion feature that allows us to increase the Second Amended Credit Agreement to $1.05 billion subject to lender approval. The Second Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Credit Agreement dated as of July 30, 2018; (ii) finance open market repurchases of common stock, acquisitions and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Second Amended Credit Agreement provides for a reduction in the interest grid for meeting certain sustainability targets related to the (i) reduction of greenhouse gas emissions through the Company’s projects and operational sustainability initiatives and (ii) improvement of peoples’ lives as a result of the Company’s projects that provide environmental, social and governance benefits. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans and a $300 million sublimit for multicurrency borrowings and letters of credit.
The entire Amended Term Loan Facility was drawn on February 18, 2022. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the Secured Overnight Financing Rate ("SOFR") rate plus 1.00%, plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. The Second Amended Credit Agreement expires on February 18, 2027, or earlier at our discretion upon payment in full of loans and other obligations. In fiscal 2023, we repaid the Amended Term Loan Facility in full from the Convertible Notes proceeds.
On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”) that provides for an additional $500 million senior secured term loan facility (the "New Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the New Term Loan Facility to partially finance the RPS acquisition. The New Term Loan Facility is not subject to any amortization payments of principal and matures in January 2026.
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
At March 30, 2025, we had $450 million in outstanding borrowings under the Third Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and $200 million under the Amended Revolving Credit Facility. For the first half of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the Third Amended Credit Agreement was 5.78%. In addition, we had $0.7 million in standby letters of credit under the Third Amended Credit Agreement. At March 30, 2025, we had $299.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Third Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.25 to 1.00 (total funded debt/EBITDA, as defined in the Third Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Third Amended Credit Agreement). Our obligations under the Third Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Third Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At March 30, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.63x and a consolidated interest coverage ratio of 15.81x.
In addition to the Third Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 30, 2025, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $39.9 million. At March 30, 2025, we had no bank overdrafts related to our disbursement bank accounts.
Subsequent Event. On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion that will mature in May 2030. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “New Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 3Y Term Loan Facility will not be subject to any scheduled amortization of principal. The 5Y Term Loan Facility will be subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the SOFR credit spread adjustment. The New Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multicurrency borrowings and letters of credit.
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our New Term Loan Facility and the Amended Revolving Credit Facility in full on May 5, 2025. We may borrow on the New Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility is subject to a benchmark rate plus a margin that ranges from 0.875% to 1.625% per annum. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first half of fiscal 2025, we repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market. We did not repurchase any shares of our common stock in the first half of fiscal 2024. At March 30, 2025, we had a remaining balance of $172.8 million under our stock repurchase program.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2025:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2024	$0.058	November 27, 2024	$15,549	December 13, 2024
January 27, 2025	0.058	February 12, 2025	15,351	February 26, 2025
Subsequent Events.  On May 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on June 5, 2025 to stockholders of record as of the close of business on May 23, 2025. On May 5, 2025, our Board of Directors also authorized an additional $500 million stock repurchase program.
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
At March 30, 2025 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $52.2 million and $50.1 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Third Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Third Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 30, 2025, we had $0.7 million in standby letters of credit outstanding under our Third Amended Credit Agreement and $39.9 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
We are exposed to interest rate risk under our Third Amended Credit Agreement. We can borrow, at our option, under both the Amended Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a Eurocurrency rate plus a margin that ranges from 1.000% to 1.875% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%) plus a margin that ranges from 0% to 0.875% per annum. In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The Amended Term Loan Facility is subject to the same interest rate provisions. Borrowings at the base rate have no designated term and may be repaid without penalty any time prior to the Facility’s maturity date. Borrowings at a SOFR rate have a term no less than 30 days and no greater than 180 days and may be prepaid without penalty. Typically, at the end of such term, such borrowings may be rolled over at our discretion into either a borrowing at the base rate or a borrowing at a SOFR rate with similar terms, not to exceed the maturity date of the Facility. The Facility matures on February 18, 2027. At March 30, 2025, we had $450 million in outstanding borrowings under the Third Amended Credit Agreement, which consisted of $250 million under the New Term Loan Facility and $200 million under the Amended Revolving Credit Facility. For the first half of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the Third Amended Credit Agreement was 5.78%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. For the first half of fiscal 2025, we reported $0.7 million of foreign currency loss. The impact of the foreign currency gain and loss was immaterial for the first half of fiscal 2024.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first halves of fiscal 2025 and 2024, 35.4% and 39.1% of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2025, the effect of foreign exchange rate translation on our consolidated balance sheet was a decrease in equity of $74.3 million compared to an increase of $38.8 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At March 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On October 5, 2021, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $400 million of our common stock. In the first half of fiscal 2025, we repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market. We did not repurchase any shares of our common stock in the first half of fiscal 2024. At March 30, 2025, we had a remaining balance of $172.8 million under our stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first half of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2024 - October 27, 2024	—	$—	—	$347,813
October 28, 2024 - November 24, 2024	80,973	40.75	80,973	344,513
November 25, 2024 - December 29, 2024	519,034	41.81	519,034	322,813
December 30, 2024 - January 26, 2025	153,591	41.02	153,591	316,513
January 27, 2025 - February 23, 2025	3,203,776	33.88	3,203,776	207,963
February 24, 2025 - March 30, 2025	1,208,341	29.08	1,208,341	172,828
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the second quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
Item 6.                                                         Exhibits
The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 30, 2025, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2025	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)