Form 10-Q
period 2025-06-29
TETRA TECH INC
filed 2025-08-01
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2025

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
Yes ☐   No  ☒

At July 21, 2025, 262,773,412 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	June 29, 2025	September 29, 2024
Current assets:
Cash and cash equivalents	$242,833	$232,689
Accounts receivable, net	1,127,519	1,051,461
Contract assets	142,852	129,678
Prepaid expenses and other current assets	106,592	113,555
Total current assets	1,619,796	1,527,383

Property and equipment, net	70,302	73,065
Right-of-use assets, operating leases	186,145	177,950
Goodwill	2,084,872	2,046,569
Intangible assets, net	157,752	160,585
Deferred tax assets	109,477	105,529
Other non-current assets	125,103	101,595
Total assets	$4,353,447	$4,192,676

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$234,591	$197,440
Accrued compensation	313,335	332,096
Contract liabilities	389,856	351,738
Short-term lease liabilities, operating leases	64,109	63,419
Current contingent earn-out liabilities	35,362	26,934
Other current liabilities	338,868	247,900
Total current liabilities	1,376,121	1,219,527

Deferred tax liabilities	30,673	30,162
Long-term debt	862,483	812,634
Long-term lease liabilities, operating leases	145,045	140,095
Non-current contingent earn-out liabilities	34,369	21,812
Other non-current liabilities	162,660	138,033

Commitments and contingencies (Note 17)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 29, 2025 and September 29, 2024	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 262,752 and 267,717 shares at June 29, 2025 and September 29, 2024, respectively	2,628	2,677
Additional paid-in capital	—	35,900
Accumulated other comprehensive loss	(65,117)	(78,875)
Retained earnings	1,804,429	1,870,620
Tetra Tech stockholders’ equity	1,741,940	1,830,322
Noncontrolling interests	156	91
Total stockholders' equity	1,742,096	1,830,413
Total liabilities and stockholders' equity	$4,353,447	$4,192,676
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$1,369,816	$1,344,323	$4,112,490	$3,824,205
Subcontractor costs	(216,800)	(234,742)	(658,439)	(646,828)
Other costs of revenue	(901,477)	(886,409)	(2,766,854)	(2,556,212)
Gross profit	251,539	223,172	687,197	621,165
Selling, general and administrative expenses	(86,611)	(94,042)	(255,022)	(263,293)
Legal contingency costs	—	—	(115,000)	—
Contingent consideration – fair value adjustments	58	(500)	2,355	(477)
Impairment of goodwill	—	—	(92,416)	—
Income from operations	164,986	128,630	227,114	357,395
Interest expense, net	(8,288)	(9,912)	(23,996)	(29,374)
Income before income tax expense	156,698	118,718	203,118	328,021
Income tax expense	(42,815)	(32,894)	(83,045)	(90,758)
Net income	113,883	85,824	120,073	237,263
Net income attributable to noncontrolling interests	(39)	(14)	(94)	(35)
Net income attributable to Tetra Tech	$113,844	$85,810	$119,979	$237,228
Earnings per share attributable to Tetra Tech:
Basic	$0.43	$0.32	$0.45	$0.89
Diluted	$0.43	$0.32	$0.45	$0.88
Weighted-average common shares outstanding:
Basic	263,026	267,575	265,589	267,255
Diluted	264,855	270,260	268,113	269,503
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$113,883	$85,824	$120,073	$237,263

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	88,063	1,854	13,791	40,616
Net pension adjustments	—	3	(33)	(10)
Other comprehensive income, net of tax	88,063	1,857	13,758	40,606

Comprehensive income, net of tax	201,946	87,681	133,831	277,869
Less: Comprehensive income attributable to noncontrolling interests, net of tax	39	14	94	35
Comprehensive income attributable to Tetra Tech, net of tax	$201,907	$87,667	$133,737	$277,834
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$120,073	$237,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,636	56,718
Amortization of stock-based awards	25,789	23,713
Deferred income taxes	(7,656)	(9,736)
Provision for losses on accounts receivables	3,406	—
Impairment of goodwill	92,416	—
Fair value adjustments to contingent consideration	(2,355)	477
Gain on cash surrender value of life insurance policies	(1,599)	—
Other non-cash items	3,781	3,769
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and contract assets	(65,886)	(54,286)
Prepaid expenses and other assets	(21,720)	(18,437)
Accounts payable	27,539	18,991
Accrued compensation	(15,991)	(7,982)
Contract liabilities	44,486	33,011
Income taxes receivable/payable	32,818	(16,436)
Cash settled on contingent earn-out liabilities	(7,420)	—
Other liabilities	85,521	(13,955)
Net cash provided by operating activities	356,838	253,110
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(97,693)	(93,650)
Capital expenditures	(13,396)	(11,324)
Proceeds from sale of assets	882	666
Proceeds from company-owned life insurance policies	1,934	—
Net cash used in investing activities	(108,273)	(104,308)
Cash flows from financing activities:
Proceeds from borrowings	715,000	180,000
Repayments on long-term debt	(665,000)	(200,000)
Payment of debt issuance costs	(2,738)	—
Repurchases of common stock	(199,984)	—
Shares repurchased for tax withholdings on share-based awards	(13,942)	(12,906)
Payments of contingent earn-out liabilities	(14,805)	(29,112)
Stock options exercised	216	2,690
Dividends paid	(47,992)	(43,303)
Principal payments on finance leases	(5,742)	(4,827)
Net cash used in financing activities	(234,987)	(107,458)

Effect of exchange rate changes on cash and cash equivalents	(3,434)	2,146

Net increase in cash and cash equivalents	10,144	43,490
Cash and cash equivalents at beginning of period	232,689	168,831
Cash and cash equivalents at end of period	$242,833	$212,321
Supplemental information:
Cash paid during the period for:
Interest	$23,837	$26,867
Income taxes, net of refunds received of $13.6 million and $4.0 million	$57,006	$115,933
Non-cash financing activities:
Excise taxes accrued but not paid	$1,513	$—
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended June 30, 2024 and June 29, 2025
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT MARCH 31, 2024	267,486	$2,674	$18,963	$(156,546)	$1,719,703	$1,584,794	$56	$1,584,850
Net income	—	—	—	—	85,810	85,810	14	85,824
Other comprehensive income	—	—	—	1,857	—	1,857	—	1,857
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Cash dividends of $0.058 per common share	—	—	—	—	(15,522)	(15,522)	—	(15,522)
Stock-based compensation	—	—	8,096	—	—	8,096	—	8,096
Restricted & performance shares released	8	—	(125)	—	—	(125)	—	(125)
Stock options exercised	168	2	1,226	—	—	1,228	—	1,228
BALANCE AT JUNE 30, 2024	267,662	$2,676	$28,160	$(154,689)	$1,789,991	$1,666,138	$65	$1,666,203

BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781
Net income	—	—	—	—	113,844	113,844	39	113,883
Other comprehensive income	—	—	—	88,063	—	88,063	—	88,063
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Cash dividends of $0.065 per common share	—	—	—	—	(17,092)	(17,092)	—	(17,092)
Stock-based compensation	—	—	8,762	—	—	8,762	—	8,762
Restricted & performance shares released	8	1	(95)	—	—	(94)	—	(94)
Stock options exercised	8	—	45	—	—	45	—	45
Stock repurchases	(767)	(8)	(8,712)	—	(16,526)	(25,246)	—	(25,246)
BALANCE AT JUNE 29, 2025	262,752	$2,628	$—	$(65,117)	$1,804,429	$1,741,940	$156	$1,742,096

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine months ended June 30, 2024 and June 29, 2025
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 1, 2023	266,238	$2,662	$—	$(195,295)	$1,596,066	$1,403,433	$73	$1,403,506
Net income	—	—	—	—	237,228	237,228	35	237,263
Other comprehensive income	—	—	—	40,606	—	40,606	—	40,606
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Cash dividends of $0.162 per common share	—	—	—	—	(43,303)	(43,303)	—	(43,303)
Stock-based compensation	—	—	23,713	—	—	23,713	—	23,713
Restricted & performance shares released	542	5	(12,911)	—	—	(12,906)	—	(12,906)
Stock options exercised	360	4	2,686	—	—	2,690	—	2,690
Shares issued for Employee Stock Purchase Plan	522	5	14,672	—	—	14,677	—	14,677
BALANCE AT JUNE 30, 2024	267,662	$2,676	$28,160	$(154,689)	$1,789,991	$1,666,138	$65	$1,666,203

BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	119,979	119,979	94	120,073
Other comprehensive income	—	—	—	13,758	—	13,758	—	13,758
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Cash dividends of $0.181 per common share	—	—	—	—	(47,992)	(47,992)	—	(47,992)
Stock-based compensation	—	—	25,789	—	—	25,789	—	25,789
Restricted & performance shares released	475	6	(13,948)	—	—	(13,942)	—	(13,942)
Stock options exercised	35	—	216	—	—	216	—	216
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchases	(5,933)	(59)	(63,260)	—	(138,178)	(201,497)	—	(201,497)
BALANCE AT JUNE 29, 2025	262,752	$2,628	$—	$(65,117)	$1,804,429	$1,741,940	$156	$1,742,096
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
3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Client Sector:
U.S. federal government (1)	$452,629	$432,242	$1,367,899	$1,221,320
U.S. state and local government	189,181	146,401	599,606	444,877
U.S. commercial	221,351	241,838	666,027	665,675
International (2)	506,655	523,842	1,478,958	1,492,333
Total	$1,369,816	$1,344,323	$4,112,490	$3,824,205

Contract Type:
Fixed-price	$633,508	$548,452	$1,678,280	$1,478,915
Time-and-materials	595,082	589,301	1,799,288	1,730,796
Cost-plus	141,226	206,570	634,922	614,494
Total	$1,369,816	$1,344,323	$4,112,490	$3,824,205

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 29, 2025 and June 30, 2024.
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

	As of
	June 29, 2025	September 29, 2024

Contract assets (1)	$142,852	$129,678
Contract liabilities - current	(389,856)	(351,738)
Contract liabilities - non-current (2)	(6,687)	—
Net contract liabilities	$(253,691)	$(222,060)

(1)    Includes $11.7 million and $7.9 million of contract retentions at June 29, 2025 and September 29, 2024, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of June 29, 2025.
Our contract assets and contract liabilities increased in the third quarter of fiscal 2025 compared to fiscal 2024 year-end, due to the timing of our milestone billings on fixed-price contracts which were different from the timing of revenue recognition on those contracts. For the first nine months of fiscal 2025 and 2024, we recognized revenue of approximately $213 million and $214 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2024 and 2023, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, for the third quarter and first nine months of fiscal 2025, we recognized net favorable revenue and operating income adjustments of $9.9 million and $16.5 million, respectively, compared to $6.5 million and $16.4 million, respectively, for the fiscal 2024 periods.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. At June 29, 2025 and September 29, 2024, our consolidated balance sheets included liabilities for anticipated losses of $12.8 million and $15.1 million, respectively. The estimated cost to complete these related contracts was approximately $73 million and $101 million at June 29, 2025 and September 29, 2024, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	June 29, 2025	September 29, 2024

Billed	$795,947	$707,406
Unbilled	338,861	348,907
Total accounts receivable	1,134,808	1,056,313
Allowance for doubtful accounts	(7,289)	(4,852)
Total accounts receivable, net	$1,127,519	$1,051,461
Billed accounts receivable represent amounts billed to clients that have not yet been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at June 29, 2025 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We estimate the allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including client delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 29, 2025 and September 29, 2024.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.2 billion of RUPO at June 29, 2025. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at June 29, 2025 over the following periods (in thousands):

Amount

Within 12 months	$3,010,726
Beyond	1,229,046
Total	$4,239,772
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
4.            Acquisitions
In the second quarter of fiscal 2025, we acquired Carron + Walsh ("CAW"), based in the Republic of Ireland. CAW delivers project and cost management solutions for large-scale commercial, life science, residential and infrastructure programs across Europe. CAW has valued relationships and framework agreements with life science clients, public sector bodies, housing authorities, financial lenders and private development companies. In the third quarter of fiscal 2025, we also acquired SAGE Group Holdings ("SAGE"), an Australian consulting firm that provides innovative technology and high-quality automation services that optimize operational efficiency and drive digital transformation for commercial and government clients across the municipal water, energy, transportation, defense and manufacturing sectors.
Both CAW and SAGE are included in our Commercial/International Services Group ("CIG") segment. The aggregate fair value of the purchase price of these two acquisitions was $147 million. This amount consisted of $104 million in initial cash payments and $43 million of the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based on the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The $147 million purchase price was allocated $13 million to net tangible assets, $22 million to identifiable intangible assets, $6 million to deferred income tax liability, $3 million to purchase price receivable and $115 million to goodwill. The purchase price allocations for these acquisitions are preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
In the second quarter of fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In the third quarter of fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. Both LST and CCE are included in our Government Services Group ("GSG") segment. The aggregate fair value of the purchase price of these two acquisitions was $120 million. This amount consisted of $93 million in initial cash payments, $4 million of cash holdback related to a tax reserve, and $23 million for the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based upon the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The $120 million purchase price was allocated $12 million to net tangible assets, $23 million to identifiable intangible assets, and $85 million to goodwill.
All of the aforementioned acquisitions in fiscal 2025 and 2024 were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
The fiscal 2025 goodwill additions from CAW and SAGE acquisitions reflect the anticipated synergies related to proven systems and technology in project management, cost management, project controls and automation services which will provide superior project outcomes and drive digital transformation for defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. Our fiscal 2024 goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. Goodwill additions in fiscal 2024 are tax-deductible, whereas those in fiscal 2025 are not.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the third quarter of fiscal 2025, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Beginning balance	$31,270	$74,579	$48,746	$73,422
Estimated earn-out liabilities for acquisitions	37,977	1,138	43,493	23,038
Payments of contingent consideration	(360)	(7,000)	(22,225)	(29,112)
Adjustments to fair value recorded in earnings	(58)	500	(2,355)	477
Interest accretion expense	478	1,038	1,641	1,953
Effect of foreign currency exchange rate changes	424	28	431	505
Ending balance	$69,731	$70,283	$69,731	$70,283
As of June 29, 2025, the total potential maximum outstanding contingent consideration related to acquisitions was $124 million.
5.            Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 29, 2024	$750,817	$1,295,752	$2,046,569
Acquisition activity	—	115,145	115,145
Goodwill impairment	(92,416)	—	(92,416)
Translation adjustments	1,730	13,844	15,574
Balance at June 29, 2025	$660,131	$1,424,741	$2,084,872
Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments. The gross amounts for GSG were $770.2 million and $768.5 million at June 29, 2025 and September 29, 2024, respectively, excluding accumulated impairment of $110.1 million and $17.7 million, respectively, at each date. The gross amounts of goodwill for CIG were $1,546.3 million and $1,417.3 million at June 29, 2025 and September 29, 2024, respectively, excluding accumulated impairment of $121.5 million at each period end.
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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of the goodwill in our Global Development Services reporting unit ("GDS"). GDS provides consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies are supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity has historically been for the United States Agency for International Development ("USAID").
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
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	June 29, 2025				September 29, 2024
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.6	$202,749	$(55,916)	$146,833	$198,726	$(57,975)	$140,751
Backlog	1.2	46,583	(43,039)	3,544	75,194	(71,101)	4,093
Trade names	0.7	38,376	(31,001)	7,375	40,926	(25,185)	15,741
Total		$287,708	$(129,956)	$157,752	$314,846	$(154,261)	$160,585
Amortization expense for the identifiable intangible assets for the third quarter and first nine months of fiscal 2025 was $8.3 million and $27.6 million, compared to $13.8 million and $38.4 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2025 and succeeding years is as follows (in thousands):

Amount

2025 (remaining)	$9,641
2026	30,114
2027	21,021
2028	20,253
2029	19,317
Beyond	57,406
Total	$157,752
6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 29, 2025	September 29, 2024

Equipment, furniture and fixtures	$145,213	$139,070
Leasehold improvements	47,327	44,883
Total property and equipment	192,540	183,953
Accumulated depreciation	(122,238)	(110,888)
Property and equipment, net	$70,302	$73,065
For the third quarter and first nine months of fiscal 2025, our depreciation expense related to property and equipment was $5.4 million and $16.1 million, respectively, compared to $5.7 million and $18.3 million, respectively, for the fiscal 2024 periods.
7.                                     Stock Repurchase and Dividends
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2025, we repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market. We did not repurchase any shares of our common stock in the first nine months of fiscal 2024. At June 29, 2025, we had a remaining balance of $647.8 million under our stock repurchase programs.
The following table presents dividends declared and paid in the first nine months of fiscal 2025 and 2024:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
January 27, 2025	0.058	February 12, 2025	February 26, 2025	15,351
May 5, 2025	0.065	May 23, 2025	June 5, 2025	17,092
Total dividend paid as of June 29, 2025				$47,992

November 13, 2023	$0.052	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	0.052	February 14, 2024	February 27, 2024	13,908
April 29, 2024	0.058	May 20, 2024	May 31, 2024	15,522
Total dividend paid as of June 30, 2024				$43,303
Subsequent Events. On July 28, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on August 29, 2025 to stockholders of record as of the close of business on August 15, 2025.

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
The components of lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Operating lease cost	$25,408	$24,562	$76,147	$73,580
Sublease income	(254)	(184)	(736)	(347)
Total lease cost	$25,154	$24,378	$75,411	$73,233
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	June 29, 2025	June 30, 2024

Operating cash flows for operating leases	$56,941	$56,379
Right-of-use assets obtained in exchange for new operating lease liabilities	55,817	38,160
Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	June 29, 2025	September 29, 2024

Operating leases:
Right-of-use assets	$186,145	$177,950

Lease liabilities:
Current	64,109	63,419
Non-current	145,045	140,095
Total operating lease liabilities	$209,154	$203,514

Weighted-average remaining lease term:
Operating leases	4.2 years	4.5 years
Weighted-average discount rate:
Operating leases	4.0%	3.6%
At June 29, 2025, we had $7.1 million of operating leases that have not yet commenced.

A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at June 29, 2025 is as follows (in thousands):

Operating Leases

2025 (remaining)	$19,175
2026	66,606
2027	54,496
2028	33,058
2029	24,390
Beyond	30,287
Total lease payments	228,012
Less: imputed interest	(18,858)
Total present value of lease liabilities	$209,154
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
10.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 29, 2025 was $8.8 million and $25.8 million, compared to $8.1 million and $23.7 million for the same periods last year. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2025, we awarded 233,789 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $49.82 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 488,093 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $40.24 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.
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
For the third quarter of fiscal 2024 and the first nine months of fiscal 2025 and 2024, our Convertible Notes, described in Note 14, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. For the third quarter of fiscal 2025, the Convertible Notes had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. The related capped call transactions (the "Capped Call Transactions") for all of these periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the third quarters and first nine months of fiscal 2025 and 2024, no options were excluded from the calculation of dilutive potential common shares.

The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Net income attributable to Tetra Tech	$113,844	$85,810	$119,979	$237,228

Weighted-average common shares outstanding – basic	263,026	267,575	265,589	267,255
Effect of dilutive stock options and unvested restricted stock	1,829	2,165	1,900	2,073
Shares issuable assuming conversion of convertible notes	—	520	624	175
Weighted-average common shares outstanding – diluted	264,855	270,260	268,113	269,503

Earnings per share attributable to Tetra Tech:
Basic	$0.43	$0.32	$0.45	$0.89
Diluted	$0.43	$0.32	$0.45	$0.88

12.                                  Income Taxes
The effective tax rates for the first nine months of fiscal 2025 and 2024 were 40.9% and 27.7%, respectively. Income tax expense was reduced by $1.0 million and $2.9 million of excess tax benefits on share-based payments in the first nine months of fiscal 2025 and 2024, respectively. In addition, in fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 5, “Goodwill and Intangible Assets”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies". We determined that $31.3 million of this charge is not tax deductible. Furthermore, income tax expense in the first nine months of fiscal 2024 included $4.3 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Excluding the impact of the excess tax benefits on share-based payments, the goodwill impairment and the legal contingency charge in the first nine months of fiscal 2025 and the settlement amounts in the first nine months of 2024, our effective tax rates in the first nine months of fiscal 2025 and 2024 were 27.6% and 27.2%, respectively.
At June 29, 2025 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $52.3 million and $50.1 million, respectively. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
In the first nine months of fiscal 2025, our Corporate Segment's operating income includes a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies". This charge is reported separately as "Legal contingency costs" in our consolidated statement of income for the first nine months of fiscal 2025. Of this amount, we paid $57 million in the second quarter of fiscal 2025. Subsequent to the end of the third quarter of fiscal 2025, we paid an additional $40 million, and we expect to pay the remainder of these legal contingency costs within the next 12 months. In the first nine months of fiscal 2025, we also recorded a non-cash goodwill impairment charge of $92.4 million related to our GDS reporting unit, which resulted from the cancellation of USAID programs in the second quarter of fiscal 2025.
The following tables summarize financial information regarding our reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue
GSG	$673,022	$640,553	$2,086,229	$1,812,721
CIG	715,746	723,617	2,082,818	2,063,879
Elimination of inter-segment revenue	(18,952)	(19,847)	(56,557)	(52,395)
Total revenue	$1,369,816	$1,344,323	$4,112,490	$3,824,205

Income from operations
GSG	$90,726	$71,518	$246,112	$198,652
CIG	96,103	86,465	250,550	233,821
Corporate (1)	(21,843)	(29,353)	(269,548)	(75,078)
Total income from operations	$164,986	$128,630	$227,114	$357,395

(1)     Includes amortization of intangibles, goodwill impairment charges, certain legal contingency costs, as well as other costs and other income not allocable to our reportable segments.

	As of
	June 29, 2025	September 29, 2024

Total Assets
GSG	$703,419	$658,493
CIG	1,109,686	1,059,915
Corporate (1)	2,540,342	2,474,268
Total assets	$4,353,447	$4,192,676

(1)    Corporate assets consist of intercompany eliminations and assets not allocated to our reportable segments including goodwill, intangible assets, deferred income taxes and certain other assets.
14.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	June 29, 2025	September 29, 2024

Credit facilities	$300,000	$250,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(12,517)	(12,366)
Long-term debt	$862,483	$812,634
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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 29, 2025, the applicable conversion rate was 25.4522 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.29 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
Our net proceeds from the offering were approximately $560.5 million after deducting the initial purchasers’ discounts and commissions and offering expenses. We used approximately $51.8 million of the net proceeds to pay the cost of the Capped Call Transactions described below. We used the remaining net proceeds to repay all $185.0 million principal amount outstanding under our revolving credit facility and the remaining $234.4 million principal amount outstanding under our senior secured term loan due 2027 under the Second Amended and Restated Credit Agreement, as well as approximately $89.4 million principal amount outstanding under our senior secured term loan due 2026 under the Third Amended and Restated Credit Agreement.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	June 29, 2025	September 29, 2024

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(9,329)	(11,434)
Net carrying amount	$565,671	$563,566

The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Interest expense	$3,234	$3,234	$9,703	$9,631
Amortization of discount and issuance costs	699	680	2,105	2,040
Total interest expense	$3,933	$3,914	$11,808	$11,671
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 29, 2025, the adjusted cap price was approximately $51.86 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
On February 18, 2022, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that was scheduled to mature in February 2027. The Second Amended Credit Agreement consisted of a $750 million senior secured, five-year facility that provided for a $250 million term loan facility ("Second Term Loan Facility") and a $500 million revolving credit facility ("Second Revolving Credit Facility"). On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”) that provided for an additional $500 million senior secured term loan facility (Third Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the $500 million term loan facility which was scheduled to mature in January 2026. On May 5, 2025 we repaid all facilities in full as detailed below.
On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion that will mature in May 2030. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 3Y Term Loan Facility will not be subject to any scheduled amortization of principal. The 5Y Term Loan Facility will be subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the Secured Overnight Financing Rate ("SOFR") credit spread adjustment. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multicurrency borrowings and letters of credit.
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our Third Term Loan Facility and the Second Revolving Credit Facility in full on May 5, 2025. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility is subject to a benchmark rate plus a margin that ranges from 0.875% to 1.625% per annum. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.

At June 29, 2025, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $100 million under the 3Y Term Loan Facility, $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.66%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 29, 2025, we had $599.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At June 29, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.31x and a consolidated interest coverage ratio of 16.67x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 29, 2025, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $43.9 million. As of June 29, 2025, we had no bank overdrafts related to our disbursement bank accounts.
15.                               Fair Value Measurements
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
Debt. The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024). The carrying value of our long-term debt under our credit facility approximated fair value at June 29, 2025 and September 29, 2024. At June 29, 2025, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $100 million under our 3Y Term Loan Facility, $200 million under our 5Y Term Loan Facility and no borrowings under our revolving credit facility.
The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our third quarter of fiscal 2025. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $566 million and $644 million, respectively, at June 29, 2025, and $564 million and $743 million, respectively, at September 29, 2024 (see Note 14, "Long-Term Debt" for further information).

16.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three and nine months ended June 29, 2025 and June 30, 2024 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2024	$(159,171)	$2,625	$(156,546)
Other comprehensive income before reclassifications	1,854	3	1,857
Net current-period other comprehensive loss	1,854	3	1,857

Balance at June 30, 2024	$(157,317)	$2,628	$(154,689)

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)
Other comprehensive income before reclassifications	88,063	—	88,063
Net current-period other comprehensive income	88,063	—	88,063

Balance at June 29, 2025	$(69,022)	$3,905	$(65,117)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at October 1, 2023	$(197,933)	2,638	$(195,295)
Other comprehensive income (loss) before reclassifications	40,616	(10)	40,606
Net current-period other comprehensive income (loss)	40,616	(10)	40,606

Balance at June 30, 2024	$(157,317)	$2,628	$(154,689)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive income (loss) before reclassifications	13,791	(33)	13,758
Net current-period other comprehensive income (loss)	13,791	(33)	13,758

Balance at June 29, 2025	$(69,022)	$3,905	$(65,117)
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
Under the terms of the settlement agreement and consent decree, TtEC agreed to pay the United States $57 million and $40 million for FCA and CERCLA claims, respectively (the "Settlement Amounts"). In the second quarter of fiscal 2025, we paid the $57 million settlement related to the FCA claim. The $40 million CERCLA settlement was paid at the beginning of the fourth quarter of fiscal 2025. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States released TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
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
18.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Revenue	$16,267	$16,753	$48,764	$50,157
Related reimbursable costs	14,222	15,287	43,578	46,025
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	June 29, 2025	September 29, 2024

Accounts receivable, net	$13,368	$15,612
Contract assets	1,184	1,625
Contract liabilities	(5,511)	(4,237)

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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Client Sector
U.S. federal government (1)	33.0%	32.1%	33.2%	32.0%
U.S. state and local government	13.8	10.9	14.6	11.6
U.S. commercial	16.2	18.0	16.2	17.4
International (2)	37.0	39.0	36.0	39.0
Total	100.0%	100.0%	100.0%	100.0%

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
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Reportable Segment
GSG	49.1%	47.7%	50.7%	47.4%
CIG	52.3	53.8	50.6	54.0
Inter-segment elimination	(1.4)	(1.5)	(1.3)	(1.4)
Total	100.0%	100.0%	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Contract Type
Fixed-price	46.2%	40.8%	40.8%	38.7%
Time-and-materials	43.5	43.8	43.8	45.2
Cost-plus	10.3	15.4	15.4	16.1
Total	100.0%	100.0%	100.0%	100.0%
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
In the second quarter of fiscal 2025, we acquired Carron + Walsh ("CAW"), based in the Republic of Ireland. CAW delivers project and cost management solutions for large-scale commercial, life science, residential and infrastructure programs across Europe. In the third quarter of fiscal 2025, we acquired SAGE Group Holdings ("SAGE"), an Australian consulting firm that provides innovative technology and high-quality automation services that optimize operational efficiency and drive digital transformation for commercial and government clients across the municipal water, energy, transportation, defense and manufacturing sectors. Both CAW and SAGE are included in our CIG segment.
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
Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the first quarter of fiscal 2025, we divested a subsidiary in South America and a line of business in Australia, both of which were immaterial.
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. For the first nine months of fiscal 2025, our 7.5% revenue growth was primarily due to increased activity in the U.S. state and local and U.S. federal government client sectors. The overall growth includes $39 million from our recent acquisitions, that did not have comparable revenue for the same period last year. Excluding the impact of these acquisitions, our revenue increased 6.6% compared to the first nine months of fiscal 2024.
The table below presents our revenue by client sector (amounts in thousands):

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%

Client Sector
U.S. federal government (1)	$1,367,899	$1,221,320	$146,579	12.0%
U.S. state and local government	599,606	444,877	154,729	34.8
U.S. commercial	666,027	665,675	352	0.1
International (2)	1,478,958	1,492,333	(13,375)	(0.9)
Total	$4,112,490	$3,824,205	$288,285	7.5%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in United Kingdom, Australia and Canada.
U.S. Federal Government.

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%
	($ in thousands)
Revenue	$1,367,899	$1,221,320	$146,579	12.0%
The 12.0% revenue growth in the U.S. federal government sector primarily reflects increased disaster response work related to the Palisades and Eaton fires in Southern California, which occurred in early January 2025. The revenue growth also includes approximately $35 million of revenue from recent acquisitions that did not have comparable revenue for the prior-year period.
On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of United States Agency for International Development ("USAID") programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect. For the first nine months of fiscal 2025, our U.S. federal government revenue included $499.1 million from USAID programs compared to $499.8 million for the same period last year. Although our USAID revenue was flat for the first nine months year-over-year, essentially all of our revenue in the third quarter, which totaled $89.9 million, was for wind-down activities that are nearing completion. As a result, we expect our USAID revenue to be significantly lower in the fourth quarter of fiscal 2025, both sequentially and compared to the prior-year fourth quarter. Excluding USAID, we expect our U.S. federal revenue to grow for the remainder of fiscal 2025.
U.S. State and Local Government.

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%
	($ in thousands)
Revenue	$599,606	$444,877	$154,729	34.8%
Our U.S. state and local government revenue grew 34.8% compared to the first nine months of fiscal 2024 due to increased disaster response activity primarily related to Hurricanes Helene and Milton. Excluding this disaster response work, our U.S. state and local government revenue increased 15.3% in the first nine months of fiscal 2025 compared to fiscal 2024 first nine months; the growth was due to continued investment by our clients in clean drinking water. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2025.
U.S. Commercial.

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%
	($ in thousands)
Revenue	$666,027	$665,675	$352	0.1%
Our U.S. commercial revenue growth of 0.1% in the first nine months of fiscal 2025 was primarily due to increased activity for environmental services, offset by reduced revenue related to renewable energy. We expect our U.S. commercial business revenue, excluding renewable energy, to be relatively stable for the remainder of fiscal 2025.
International.

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%
	($ in thousands)
Revenue	$1,478,958	$1,492,333	$(13,375)	(0.9)%
For the first nine months of fiscal 2025, our international revenue decreased 0.9% primarily due to lower infrastructure work in Australia, partially offset by increased water planning and design activities in the United Kingdom. We expect the growth in our international work, excluding Australia, to continue for the remainder of fiscal 2025.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,369,816	$1,344,323	$25,493	1.9%	$4,112,490	$3,824,205	$288,285	7.5%
Subcontractor costs	(216,800)	(234,742)	17,942	7.6	(658,439)	(646,828)	(11,611)	(1.8)
Revenue, net of subcontractor costs (1)	1,153,016	1,109,581	43,435	3.9	3,454,051	3,177,377	276,674	8.7
Other costs of revenue	(901,477)	(886,409)	(15,068)	(1.7)	(2,766,854)	(2,556,212)	(210,642)	(8.2)
Gross profit	251,539	223,172	28,367	12.7	687,197	621,165	66,032	10.6
Selling, general and administrative expenses	(86,611)	(94,042)	7,431	7.9	(255,022)	(263,293)	8,271	3.1
Legal contingency costs	—	—	—	NM	(115,000)	—	(115,000)	NM
Contingent consideration - fair value adjustments	58	(500)	558	NM	2,355	(477)	2,832	NM
Impairment of goodwill	—	—	—	NM	(92,416)	—	(92,416)	NM
Income from operations	164,986	128,630	36,356	28.3	227,114	357,395	(130,281)	(36.5)
Interest expense	(8,288)	(9,912)	1,624	16.4	(23,996)	(29,374)	5,378	18.3
Income before income tax expense	156,698	118,718	37,980	32.0	203,118	328,021	(124,903)	(38.1)
Income tax expense	(42,815)	(32,894)	(9,921)	(30.2)	(83,045)	(90,758)	7,713	8.5
Net income	113,883	85,824	28,059	32.7	120,073	237,263	(117,190)	(49.4)
Net income attributable to noncontrolling interests	(39)	(14)	(25)	(178.6)	(94)	(35)	(59)	(168.6)
Net income attributable to Tetra Tech	$113,844	$85,810	$28,034	32.7	$119,979	$237,228	$(117,249)	(49.4)
Diluted earnings per share	$0.43	$0.32	$0.11	34.4%	$0.45	$0.88	$(0.43)	(48.9)%

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
NM = not meaningful
Our revenue growth in the third quarter and first nine months of fiscal 2025 reflects increases primarily in our GSG reportable segment. For the third quarter of fiscal 2025, our GSG segment's revenue and revenue, net of subcontractor costs, increased $32.5 million, or 5.1%, and $32.3 million, or 6.6%, respectively, compared to the same quarter last year. Our CIG segment's revenue decreased $7.9 million, or 1.1%, and revenue, net of subcontractor costs, increased $11.2 million, or 1.8% in the third quarter of fiscal 2025 compared to the prior-year quarter.

For the first nine months of fiscal 2025, our GSG segment's revenue and revenue, net of subcontractor costs, increased $273.5 million, or 15.1%, and $245.2 million, or 17.5%, respectively, compared to the same period last year. Our CIG segment's revenue and revenue, net of subcontractor costs, increased $18.9 million, or 0.9%, and $31.5 million, or 1.8%, respectively, compared to the fiscal 2024 period. The third quarter and first nine months results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results. For the first nine months of fiscal 2025, our adjusted results exclude a non-cash goodwill impairment charge of $92.4 million related to our GDS reporting unit, which resulted from the aforementioned cancellation of USAID programs in the second quarter of fiscal 2025. This charge is further described in Note 5, "Goodwill and Intangible Assets" of the “Notes to Consolidated Financial Statements”. Our adjusted results also exclude adjustments to contingent consideration liabilities for the first nine months of fiscal 2025. Additionally, for the first nine months of fiscal 2025, our adjusted results exclude a non-recurring charge of $115.0 million related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there is no tax benefit for $31.3 million of the legal contingency charge and $58.3 million of the goodwill impairment charge. The effective tax rate applied to the remaining adjustments to arrive at the adjusted earnings per share ("EPS") was 25.0%. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$164,986	$128,630	$36,356	28.3%	$227,114	$357,395	$(130,281)	(36.5)%
Legal contingency costs	—	—	—	NM	115,000	—	115,000	NM
Earn-out adjustments	(58)	500	(558)	NM	(2,355)	477	(2,832)	NM
Impairment of goodwill	—	—	—	NM	92,416	—	92,416	NM
Adjusted income from operations (1)	$164,928	$129,130	$35,798	27.7%	$432,175	$357,872	$74,303	20.8%

EPS	$0.43	$0.32	$0.11	34.4%	$0.45	$0.88	$(0.43)	(48.9)%
Legal contingency costs	—	—	—	NM	0.35	—	0.35	NM
Impairment of goodwill	—	—	—	NM	0.31	—	0.31	NM
Adjusted EPS (1)	$0.43	$0.32	$0.11	34.4%	$1.11	$0.88	$0.23	26.1%

NM = not meaningful
(1) Non-GAAP financial measure
Excluding the non-recurring charges and the earn-out gains, our operating income increased $35.8 million, or 27.7% in the third quarter of fiscal 2025 and $74.3 million, or 20.8%, in the first nine months of fiscal 2025 compared to the same periods last year. The increase reflects improved results in both of our reportable segments, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
($ in thousands)
Net interest expense	$8,288	$9,912	$(1,624)	(16.4)%	$23,996	$29,374	$(5,378)	(18.3)%
Net interest expense decreased in the third quarter of fiscal 2025 due to higher interest income and lower contingent earn-out interest expense compared to the prior-year period. For the first nine months of fiscal 2025, net interest expense decreased due to lower average interest rates and borrowings compared to the fiscal 2024 period.

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
($ in thousands)
Income tax expense	$42,815	$32,894	$9,921	30.2%	$83,045	$90,758	$(7,713)	(8.5)%
The effective tax rates for the first nine months of fiscal 2025 and 2024 were 40.9% and 27.7%, respectively. Income tax expense was reduced by $1.0 million and $2.9 million of excess tax benefits on share-based payments in the first nine months of fiscal 2025 and 2024, respectively. In addition, in the first nine months of fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 5, “Goodwill and Intangible Assets” of the “Notes to Consolidated Financial Statements”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 17, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Furthermore, income tax expense in the first nine months of fiscal 2024 (all in the second quarter) included $4.3 million of expense for the settlement of various tax positions that were under audit for fiscal years 2018 through 2021. Excluding the impact of the excess tax benefits on share-based payments, the goodwill impairment and the legal contingency charge in the first nine months of fiscal 2025 and the settlement amounts in the first nine months of 2024, our effective tax rates in the first nine months of fiscal 2025 and 2024 were 27.6% and 27.2%, respectively.
In December 2021, the Organisation for Economic Cooperation and Development released Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective from the first quarter of fiscal 2025. We are continually monitoring developments and evaluating the potential impacts. At this time, we do not anticipate a material tax charge as a result of implementation of these rules.
On June 28, 2025, the G7 released a statement confirming that agreement has been reached concerning the operation of a side-by-side solution to the application of Pillar Two to US parented groups. The statement notes that this side-by-side system will fully exclude US parented groups from the under taxed profits rule (UTPR) and the income inclusion rule (IIR) in respect of both their domestic and foreign profits.
On July 4, 2025, the U.S. government enacted a comprehensive tax and spending bill which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses, restoring 100% bonus depreciation, and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions that apply to Tetra Tech are effective beginning in fiscal 2025 and through fiscal 2027. We are evaluating the future impact of these tax law changes on our financial statements.
Segment Results of Operations
Government Services Group

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
	($ in thousands)
Revenue	$673,022	$640,553	$32,469	5.1%	$2,086,229	$1,812,721	$273,508	15.1%
Subcontractor costs	(152,551)	(152,349)	(202)	(0.1)	(443,629)	(415,321)	(28,308)	(6.8)
Revenue, net of subcontractor costs (1)	$520,471	$488,204	$32,267	6.6%	$1,642,600	$1,397,400	$245,200	17.5%

Income from operations	$90,726	$71,518	$19,208	26.9%	$246,112	$198,652	$47,460	23.9%

(1)     Non-GAAP financial measure
The revenue growth in the third quarter and first nine months of fiscal 2025 of 5.1% and of 15.1%, respectively, compared to the same periods last year primarily reflects increases in the previously described U.S. government activities related to disaster response. The revenue growth for the third quarter of fiscal 2025 was partially offset by a revenue decline of $75.7 million related to the aforementioned cancellation of contracts with USAID.

Operating income increased primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first nine months of fiscal 2025 was 15.0% compared to 14.2% in the first nine months of fiscal 2024. The improved operating margin reflects better project execution including higher labor utilization.
Commercial/International Group

	Three Months Ended				Nine Months Ended
	June 29, 2025	June 30, 2024	Change		June 29, 2025	June 30, 2024	Change
			$	%			$	%
	($ in thousands)
Revenue	$715,746	$723,617	$(7,871)	(1.1)%	$2,082,818	$2,063,879	$18,939	0.9%
Subcontractor costs	(83,201)	(102,240)	19,039	18.6	(271,367)	(283,902)	12,535	4.4
Revenue, net of subcontractor costs (1)	$632,545	$621,377	$11,168	1.8%	$1,811,451	$1,779,977	$31,474	1.8%

Income from operations	$96,103	$86,465	$9,638	11.1%	$250,550	$233,821	$16,729	7.2%

(1)     Non-GAAP financial measure
For the third quarter and the first nine months of fiscal 2025, our revenue was relatively flat compared to the fiscal 2024 periods. The 1.8% growth in revenue, net of subcontractor costs, for each period compared to the third quarter and the first nine months of fiscal 2024, primarily reflects increased planning and design activities in the United Kingdom, partially offset by lower infrastructure activities in Australia.
Our operating income increased due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for the first nine months of fiscal 2025 was 13.8% compared to 13.1% for the fiscal 2024 period. The improved operating margin was primarily due to our continued focus on high-end consulting services and improved project execution.
Backlog
Backlog generally represents the dollar amount of revenues we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at June 29, 2025 and September 29, 2024 were immaterial (see the table below):

	As of
	June 29, 2025	September 29, 2024
	($ in millions)

RUPO	$4,240	$5,331
Backlog	4,277	5,376
At June 29, 2025, our backlog decreased $1.1 billion, or 20.4%, compared to fiscal 2024 year-end primarily due to the aforementioned cancellation of USAID contracts.
Financial Condition, Liquidity and Capital Resources
Capital Requirements.  At June 29, 2025, we had $242.8 million of cash and cash equivalents and access to an additional $999.3 million of borrowings available under our credit facility. During the first nine months of fiscal 2025, we generated $356.8 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	June 29, 2025	September 29, 2024	Change
			$	%

Cash and cash equivalents	$242,833	$232,689	$10,144	4.4%

	Nine Months Ended
	June 29, 2025	June 30, 2024	Change
			$	%

Net cash provided by (used in):
Operating activities	$356,838	$253,110	$103,728	41.0%
Investing activities	(108,273)	(104,308)	(3,965)	(3.8)
Financing activities	(234,987)	(107,458)	(127,529)	(118.7)
Effect of exchange rate changes	(3,434)	2,146	(5,580)	(260.0)
Net increase in cash	$10,144	$43,490	$(33,346)	(76.7)%
Operating Activities.  For the first nine months of fiscal 2025, our cash flows from operating activities increased primarily due to higher operating earnings, increased cash collections on terminated USAID programs and lower income tax payments compared to the prior-year period. The overall increase was partially offset by a $57 million payment for the aforementioned legal contingency in the second quarter of fiscal 2025.
Investing Activities.  Our cash used in investing activities for the first nine months of fiscal 2025 includes net payments of $97.7 million for the CAW and SAGE acquisitions, compared to $93.7 million for the LST and CCE acquisitions completed in the first nine months of fiscal 2024.
Financing Activities. In the first nine months of fiscal 2025, our cash used in financing activities reflects the $200 million share repurchases as our share repurchase program was reactivated this fiscal year. These share repurchases were largely funded by our cash generated from operating activities. The overall increase in cash used in financing activities was partially offset by a $70 million increase in our net borrowings in the first nine months of fiscal 2025 compared to the fiscal 2024 period.
Debt Financing. On February 18, 2022, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that was scheduled to mature in February 2027. The Second Amended Credit Agreement consisted of a $750 million senior secured, five-year facility that provided for a $250 million term loan facility ("Second Term Loan Facility") and a $500 million revolving credit facility ("Second Revolving Credit Facility"). On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”) that provided for an additional $500 million senior secured term loan facility ("Third Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the $500 million term loan facility which was scheduled to mature in January 2026. On May 5, 2025 we repaid all facilities in full as detailed below.
On August 22, 2023, we issued $575.0 million in Convertible Notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Second Term Loan Facility, to prepay $89.4 million outstanding under the Third Term Loan Facility and to pay down borrowings of $185.0 million under the Second Revolving Credit Facility. See Note 14, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" for further discussion.
On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion that will mature in May 2030. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 3Y Term Loan Facility will not be subject to any scheduled amortization of principal. The 5Y Term Loan Facility will be subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the Secured Overnight Financing Rate ("SOFR") credit spread adjustment. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multicurrency borrowings and letters of credit.
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our Third Term Loan Facility and the Second Revolving Credit Facility in full on May 5, 2025. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility is subject to a benchmark rate plus a margin that ranges from 0.875% to 1.625% per annum. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.
At June 29, 2025, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $100 million under the 3Y Term Loan Facility, $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.66%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 29, 2025, we had $599.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At June 29, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.31x and a consolidated interest coverage ratio of 16.67x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 29, 2025, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $43.9 million. At June 29, 2025, we had no bank overdrafts related to our disbursement bank accounts.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2025, we repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market. We did not repurchase any shares of our common stock in the first nine months of fiscal 2024. At June 29, 2025, we had a remaining balance of $647.8 million under our stock repurchase programs.
Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2025:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2024	$0.058	November 27, 2024	$15,549	December 13, 2024
January 27, 2025	0.058	February 12, 2025	15,351	February 26, 2025
May 5, 2025	0.065	May 23, 2025	17,092	June 5, 2025
Subsequent Events.  On July 28, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on August 29, 2025 to stockholders of record as of the close of business on August 15, 2025.

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
At June 29, 2025 and September 29, 2024, the liability for income taxes associated with uncertain tax positions was $52.3 million and $50.1 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 29, 2025, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $43.9 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under the 3Y Term Loan Facility, 5Y Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility is subject to a benchmark rate plus a margin that ranges from 0.875% to 1.625% per annum. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations. At June 29, 2025, we had $300 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $100 million under the 3Y Term Loan Facility, $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2025, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.66%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. For the first nine months of fiscal 2025, we reported $2.3 million of foreign currency loss compared to a loss of $1.0 million in the prior year period.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2025 and 2024, 36.0% and 39.0% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2025, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity of $13.8 million compared to an increase of $40.6 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At June 29, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2025, we repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market. We did not repurchase any shares of our common stock in the first nine months of fiscal 2024. At June 29, 2025, we had a remaining balance of $647.8 million under our stock repurchase programs.
Below is a summary of the stock repurchases that were traded and settled during the first nine months of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2024 - October 27, 2024	—	$—	—	$347,813
October 28, 2024 - November 24, 2024	80,973	40.75	80,973	344,513
November 25, 2024 - December 29, 2024	519,034	41.81	519,034	322,813
December 30, 2024 - January 26, 2025	153,591	41.02	153,591	316,513
January 27, 2025 - February 23, 2025	3,203,776	33.88	3,203,776	207,963
February 24, 2025 - March 30, 2025	1,208,341	29.08	1,208,341	172,828
March 31, 2025 - April 27, 2025	292,865	29.84	292,865	164,089
April 28, 2025 - May 25, 2025	262,477	33.30	262,477	655,349
May 26, 2025 - June 29, 2025	212,028	35.47	212,028	647,828
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the third quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
Item 6.                                                         Exhibits
The following documents are filed as Exhibits to this Report:

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

95	Mine Safety Disclosure.

101	The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 29, 2025, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2025	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)