Form 10-K
period 2025-09-28
TETRA TECH INC
filed 2025-11-20
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2025

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates on March 30, 2025, was $7.6 billion (based upon the closing price of a share of registrant's common stock as reported by the Nasdaq National Market on that date).
On November 7, 2025, 260,828,236 shares of the registrant's common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this report where indicated.

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
Tetra Tech is Leading with Science® to provide sustainable and resilient solutions to our clients' most complex needs. Engineering News-Record ("ENR"), the engineering industry's leading magazine, has ranked Tetra Tech #1 in Water Treatment and Desalination for 12 years in a row. In 2025, we were also ranked #1 in consulting studies, environmental management, environmental science, wind power, hydro plants, site assessment and compliance, and green government offices. ENR also ranked Tetra Tech in the Top 10 in numerous categories, including dams and reservoirs, marine and port facilities, power, solar power, solid waste, chemical and soil remediation, and hazardous waste.
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for more than 50 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. In fiscal 2025, we worked on over 100,000 projects, in more than 100 countries on all seven continents, with more than 25,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence ("AI"), machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We embrace the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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
•Opportunity.  Our people are our number one asset. Opportunity means new technical challenges that provide advancement within our company and ensure a safe workplace.
We have a strong project management culture that enables us to deliver on more than 100,000 projects per year. Our client-focused project management is supported by strong fiscal management and financial tools. We use a disciplined approach to monitoring, managing and improving our return on investment in each of our business areas through our efforts to negotiate appropriate contract terms, manage our contract performance to minimize schedule delays and cost overruns, and promptly bill and collect accounts receivable.
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
We are often at the leading edge of new challenges where we are delivering one-of-a-kind solutions. These might be a new water treatment technology, a unique solution to addressing coastal erosion, an AI-enabled system for remote assessment of infrastructure assets or real-time optimization of water management systems.
We combine interdisciplinary capabilities, technical resources and institutional knowledge to implement complex projects that are at the leading edge of policy and technology development for our clients around the world.
Leading with Science®
At Tetra Tech, we provide value-generating solutions by combining operational expertise, science and technology. By Leading with Science® and leveraging our collective technology including advanced data analytics, digital technologies and AI, we create transformational solutions for our clients.
Tetra Tech's proprietary technologies and solutions, referred to collectively as the Tetra Tech Delta, differentiate us in the market and provide us with a competitive advantage. We create customized solutions; from smart data collection and advanced analytics that support decision making to AI-enabled solutions for asset management. Our Tetra Tech Delta technologies are drawn from our decades of operational experience and a reservoir of technical applications that are shared throughout our company as well as scalable solutions that are sold externally as software subscriptions. Our high-end teams connect interdisciplinary experts from across our company's more than 25,000 staff worldwide. Tetra Tech mobilizes teams that include analysts, statisticians, digital engineers and industry experts who effectively implement value-generating and pragmatic solutions for our clients.
These advanced analytical solutions enable us to provide clients with real-time reporting, automated and remote data collection and dashboards for tracking and communicating results. Tetra Tech Delta is continually expanding and includes cutting-edge tools on interpretive analysis, modeling of physical systems, forecasting and scenario analysis, optimization and operations research. Our subscription solutions provide our clients with extended capabilities for AI-enabled large scale data management, spatial data interpretation, and ability to optimize land, coastal and infrastructure systems.
Leading with Science® also means fully leveraging the collective expertise provided by our global workforce of more than 25,000 associates. We actively share information, ideas and resources across our global operations through our network structure, guided subject matter teams and project team building. We use company-wide virtual events to engage Tetra Tech experts world-wide to solve client challenges and identify the best ideas for further development. We also proactively share emerging technology and new ideas through our knowledge transfer system, Tetra Tech Technology Transfer ("T4"). T4 facilitates our innovation culture through webcasts, blogs, multi-media and social media across our global operations. Our Tetra Tech Learning Hub provides a full suite of training resources including project management, leadership development, and broad technical skills. Learning Hub curriculum is provided through online training, virtual workshops and in-person events.
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

The following table presents the percentage of our revenue by reportable segment:

	Fiscal Year
Reportable Segment	2025	2024	2023
GSG	49.1%	47.8%	47.7%
CIG	52.3	53.6	53.6
Inter-segment elimination	(1.4)	(1.4)	(1.3)
	100.0%	100.0%	100.0%
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
GSG provides our clients with sustainable solutions that optimize their water management and environmental programs to address regulatory requirements, improve operational efficiencies and manage assets. Our services advance the resiliency of infrastructure, including design of energy efficiency and resource conservation programs, development of disaster preparedness and response plans and improvement in water and land resource management practices. We provide energy management consulting, and greenhouse gas ("GHG") inventory assessment, certification, reduction and management services. GSG also provides planning, architectural and engineering services for U.S. federal, state and local government facilities. We support government agencies with related resilient infrastructure needs, asset management for military housing and educational, institutional and research facilities.
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

We provide high-end advanced analytics and information technology ("IT") consulting and support to various federal clients including AI applications, machine learning, modernization of IT systems and cloud migration. We design solutions to manage and analyze data for major federal agency programs including data related to health, security, environment and water programs. We provide technical support for the Federal Aviation Administration to optimize the U.S. airspace system and support for related aviation systems integration for the U.S. and other countries' metropolitan airports. We provide specialized software products, modeling and data analytics for airspace acoustic analysis. Our aviation airspace services include data management, data processing, communications and outreach and systems development; and providing systems analysis and information management.
Commercial/International Services Group
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial, high-performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom, and South America (primarily Brazil).
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
CIG provides planning, architectural and high-performance building engineering services for commercial and government facilities. We provide high-end design of resilient energy, water and GHG decarbonization solutions including civil, electrical, mechanical, structural and hydraulic engineering for buildings, campuses and surrounding developments. We provide high-end services in addressing indoor health and associated assessment, consulting and retrofits of buildings to address indoor air quality and safety. We also provide engineering services for a wide range of clients with specialized needs, such as data centers, advanced manufacturing, security systems, training and audiovisual facilities, clean rooms, laboratories, medical facilities and disaster preparedness facilities.
CIG's international services, especially in Canada, Europe, the United Kingdom, and Asia Pacific, include high-end analytical, engineering, architecture, geotechnical, project management and advisory services for infrastructure projects, including early project planning, rail and roadway monitoring and asset management services, collection of condition data, optimization of upgrades and long-term planning for expansion; planning and design services for airport facilities, bridges and ports and harbors; and designing resilient solutions to modernize infrastructure.
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
CIG's energy services include support for electric power utilities and independent power producers worldwide, ranging from macro-level planning and management advisory services to project-specific environmental, engineering, project management and operational services, and advising on energy security and the design and implementation of smart grids, both domestically and internationally, including increasing utility automation, information and operational technologies and critical infrastructure security. For utilities and governmental regulatory agencies, our services include policy and regulatory development, utility management, performance improvement and asset management and evaluation. For developers and owners of renewable energy resources such as solar grid and off-grid, on-shore and off-shore wind, biogas and biomass, tidal, hydropower, conventional power generation facilities, micro-grid and battery or alternative storage facilities, as well as transmission and distribution assets, our services include environmental, electrical, mechanical and civil engineering, procurement, and regulatory support for all project phases.
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
Project Examples
Project examples are provided on our company website located at tetratech.com, including expert interviews, in-depth articles and project profiles that demonstrate our services across water, environment and sustainable infrastructure.
Clients
We provide services to a diverse base of U.S. federal government, U.S. state and local government, U.S. commercial and international clients. The following table presents the percentage of our revenue by client sector:

	Fiscal Year
Client Sector	2025	2024	2023
U.S. federal government (1)	31.6%	32.2%	30.7%
U.S. state and local government	14.5	11.8	13.4
U.S. commercial	16.5	17.5	19.2
International (2)	37.4	38.5	36.7
	100.0%	100.0%	100.0%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
U.S. federal government agencies are significant clients. The United States Agency for International Development ("USAID") accounted for 10.6%, 13.0% and 12.2% of our revenue in fiscal 2025, 2024 and 2023, respectively. The Department of Defense ("DoD") accounted for 11.6%, 8.5% and 8.9% of our revenue in fiscal 2025, 2024 and 2023, respectively. We typically support multiple programs within a single U.S. federal government agency, both domestically and internationally. We also assist U.S. state and local government clients in various jurisdictions across the United States. Our international clients are primarily focused in Australia, Canada, Europe and the United Kingdom, and consist of a relatively equal sized mix of government and commercial clients. Our U.S. commercial clients include companies in the chemical, energy, technology, retail, aerospace and automotive industries. No single client, except for the U.S. federal government clients, accounted for more than 10% of our revenue in fiscal 2025.
Contracts
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Fiscal Year
Contract Type	2025	2024	2023
Fixed-price	43.5%	38.8%	36.3%
Time-and-materials	42.6	45.0	48.0
Cost-plus	13.9	16.2	15.7
	100.0%	100.0%	100.0%
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
We have established company-wide growth initiatives that reinforce internal coordination, track the development of new programs, identify and coordinate collective resources for major bids and bring together high-end interdisciplinary teams that provide innovative solutions for major pursuits. Our growth initiatives provide a forum for cross-sector collaboration, access to technical solutions and the development of interdisciplinary solutions. We continuously identify new markets that are consistent with our strategic plan and service offerings, and we leverage our full-service capabilities and internal coordination structure to develop and implement strategies to research, anticipate and position us for future procurements and emerging programs. Our Tetra Tech Delta program facilitates access and exchange of technology solutions and AI-enabled software solutions across our company, through the use of internal training, communities of practice, and facilitated virtual networking events.
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
Through our Sustainability Program, we continue to enhance the sustainability of our daily practices, reduce our GHG emissions, and provide an exceptional working environment for our employees across our global operations. As a signatory of the United Nations ("UN") Global Compact on human rights, labor, environment and anti-corruption, we embrace the UN Global Compact's Ten Principles.
We actively engage with our stakeholders, internally and externally, to encourage input on the materiality of various sustainability issues to Tetra Tech and have incorporated input into our double materiality analysis and sustainability program. Our annual sustainability reporting and key metrics are aligned with the priorities we have set on ethics, professional development, and health & safety. We have supplier programs that integrate and emphasize sustainability in the procurement of goods and services and subcontracting for our projects. We have reported annually on GHG emissions for more than a decade, significantly reducing our emissions from program inception. In 2021, we expanded our reporting and set new goals for scope 1, 2, and 3 emissions.
Our Sustainability Program is led by our Chief Sustainability Officer, who has been appointed by our Board of Directors and is supported by corporate and operations representatives through our Sustainability Council. We continuously review sustainability-related policies and practices, integrate input from stakeholders, and assess the results of our efforts in order to make future improvements. Tetra Tech's Board of Directors reviews and approves the Sustainability Program and evaluates our progress as outlined in Tetra Tech's annual Sustainability Report.
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
In fiscal 2024, we acquired LS Technologies ("LST"), an innovative U.S. federal enterprise technology services and management consulting firm based in Fairfax, Virginia. LST provides high-end consulting and engineering services including advanced data analytics, cybersecurity and digital transformation solutions to U.S. government clients. In fiscal 2024, we also acquired Convergence Controls & Engineering ("CCE"), an industry leader in process automation and systems integration solutions. CCE’s expertise includes customized digital controls and software solutions, advanced data analytics, cloud data integration and cybersecurity applications. Both LST and CCE are included in our GSG segment.
In fiscal 2023, we completed the acquisition of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange in an all-cash transaction totaling $784 million. We funded the RPS acquisition with debt, net of $109 million in proceeds from a foreign exchange forward contract that we entered into at the same time we made the formal offer to acquire RPS on September 23, 2022. RPS operates in the United Kingdom, Europe, Asia Pacific and North America, delivering high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our CIG segment. In fiscal 2023, we also acquired Amyx, Inc. (“Amyx”), an enterprise technology services, cybersecurity and management consulting firm based in Reston, Virginia. Amyx provides application modernization, cybersecurity, systems engineering, financial management and program management support on over 30 U.S. federal government programs. Amyx is included in our GSG segment.
Divestitures. We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind-down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In fiscal 2025, we divested a subsidiary in South America and a line of business in Australia, both of which were immaterial. We did not divest any businesses in fiscal 2023 and 2024.
For detailed information regarding acquisitions, see Note 5, "Acquisitions and Divestitures" of the "Notes to Consolidated Financial Statements" included in Item 8.
Competition
The market for our services is generally competitive. We often compete with many other firms ranging from small regional firms to large international firms.
We perform a broad spectrum of consulting, engineering and technical services across the water, environment and sustainable infrastructure markets. Our competition varies and is a function of the business areas in which, and the client sectors for which, we perform our services. The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms and risks associated with the work and any restrictions placed upon competition by the client. Historically, clients have chosen among competing firms by weighing the quality, innovation and timeliness of the firm's service versus its cost to determine which firm offers the best value.
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
Backlog
We include in our backlog only those contracts for which funding has been provided and work authorization has been received. We estimate that approximately 70% of our backlog at the end of fiscal 2025 will be recognized as revenue in fiscal

2026, as work is being performed. However, we cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Our backlog at fiscal 2025 year-end was $4.1 billion. GSG and CIG reported $1.98 billion and $2.22 billion of backlog, respectively, at fiscal 2025 year-end.
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
Climate Risk Assessment
We assess the impact of climate risk and opportunity on our operations and business periodically, with the oversight of our Board of Directors. Climate risk is a consideration in business continuity planning and security in regions that may experience climate-related disruptions due to extreme weather, fires or flooding. Climate-related impacts may also create increased demand for our services for response and longer-term recovery needs. In some cases, we may be working in regions that also experience socio-political impacts and security disruptions due to the impacts of extreme weather or prolonged drought conditions. As a professional services company, our workforce is highly mobile, able to work remotely, and can in most cases quickly adapt to changes in local conditions. We have business continuity planning and processes in place to address any acute impact to locally affected operations can rapidly move to remote and flexible working arrangements while restoring or relocating affected operations. We maintain a strong information technology infrastructure to facilitate remote working and provide virtual access to systems. Our enterprise and project data is accessible through cloud-based systems, reducing the risk of localized disruptions of data access and computer systems. Our offices are typically leased, so we are not at significant risk of physical building assets being impacted. Selecting project activities can be impacted by climate related events; however, these are addressed through our extensive project risk management process. Climate-related disruptions do, in many cases, result in increased opportunity for project work for Tetra Tech. We provide post-disaster response services and may have additional demand for our expertise if there is an increase in the frequency of climate-related events. We can mobilize rapidly to deploy additional staff and resources to affected areas. Furthermore, our business includes providing a wide range of water, environment and sustainable infrastructure services, many of which are increasingly in demand to address the longer-term impacts associated with drought, water scarcity, heat, flooding and fire risk.
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
Human Capital Management
Employees. At fiscal 2025 year-end, we had more than 25,000 staff worldwide. A large percentage of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees, including the employees of recently acquired companies. Our professional staff includes, but is not limited to, analysts, archaeologists, architects, biologists, chemical engineers, chemists, civil engineers, data scientists, computer scientists, digital engineers, economists, electrical engineers, environmental engineers, environmental scientists, geologists, hydrogeologists, mechanical engineers, software engineers, statisticians, oceanographers, project managers and toxicologists. We consider the current relationships with our employees to be favorable. We are not aware of any employment circumstances that are likely to disrupt work at any of our facilities. See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.
Health and Safety. Tetra Tech is committed to providing and maintaining a healthy and safe work environment for our associates. We provide training to all associates to support the safe execution of their work to improve their understanding of behaviors that can be perceived as discriminatory, exclusionary and/or harassing, and provide safe avenues for associates to report such behaviors.
Ethics and Compliance. Tetra Tech maintains an unwavering commitment to integrity, ethical practices, and conducting business in full compliance with the law. Our Code of Business Ethics and Conduct outlines the general ethical principles that help us make the right decisions when conducting business worldwide. To support our employees, we provide a variety of resources and training and offer multiple avenues to raise questions or concerns - to help ensure long-term success for our employees, company, clients, and shareholders.

Equal Employment Opportunity. Tetra Tech ensures that our practices and processes attract a diverse range of candidates and that candidates are recruited, hired, assigned, developed and promoted based on merit and their alignment with our values.
Enhancing learning and development opportunities. To support our employees in reaching their full potential, Tetra Tech offers a wide range of internal and external learning and development opportunities. Education assistance is offered to financially support associates who seek to expand their knowledge and skill base.
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
Executive Officers of the Registrant
The following table shows the name, age and position of each of our executive officers as of November 20, 2025:

Name	Age	Position
Dan L. Batrack	67	Chairman and Chief Executive Officer

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

Roger R. Argus	64	President
Mr. Argus was appointed President in October 2025. He served as Executive Vice President, Corporate Development from November 2024 to October 2025, and President, Commercial/International Services Group from October 2023 to October 2025. Prior to this, Mr. Argus served as Senior Vice President and President, Government Services Group from October 2018 to October 2024, and President, U.S. Government Division from October 2017 to November 2024. He is a chemical engineer with 40 years of experience, including over 30 years with us in operational leadership, program and project management and quality assurance for projects encompassing a broad spectrum of environmental, engineering, information technology and disaster management services. Mr. Argus holds a B.S. in Chemical Engineering from California State University, Long Beach.

Steven M. Burdick	61	Executive Vice President, Chief Financial Officer
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

Name	Age	Position
Preston Hopson	49	Executive Vice President, Chief Legal and Human Capital Officer and Secretary
Mr. Hopson was appointed Executive Vice President, Chief Legal and Human Capital Officer in November 2024, having served as Senior Vice President, General Counsel and Secretary to the Board of Directors since January 2018. He also serves as the Chief Ethics and Compliance Officer. Previously, Mr. Hopson served as Vice President, Assistant General Counsel and Assistant Corporate Secretary at AECOM. Prior to this, he was a corporate and securities lawyer at O’Melveny & Myers LLP and also worked at the U.S. Court of Appeals. Mr. Hopson holds B.A. and J.D. degrees from Yale University.

Leslie Shoemaker	68	Executive Vice President, Chief Innovation and Sustainability Officer
Dr. Shoemaker currently serves as Executive Vice President, Chief Innovation and Sustainability Officer focused on the advancement of Tetra Tech Delta technologies, development and deployment of our subscription software offerings, and company-wide technology innovation programs. Dr. Shoemaker joined us in 1991, and has served in various management capacities, including Tetra Tech President, Chief Strategist, business group president, and water resources project manager. Her technical expertise is in development models and data analytics that leverage emerging technologies to optimize the management of large-scale complex watersheds. Since the inception of our sustainability program in 2010, she has served as Chief Sustainability Officer leading the formation and evolution of the program. Dr. Shoemaker holds a B.A. in Mathematics from Hamilton College, a Master of Engineering from Cornell University and a Ph.D. in Agricultural Engineering from the University of Maryland. She was inducted into the United States' National Academy of Engineers in 2022.

Brian N. Carter	58	Senior Vice President, Corporate Controller and Chief Accounting Officer
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
In fiscal 2025, we generated 37.4% of our revenue from our international operations, primarily in Australia, Canada, Europe, the United Kingdom and from international clients for work that is performed by our domestic operations. International business is subject to a variety of risks, including: imposition of governmental controls and changes in laws, regulations or policies; lack of developed legal systems to enforce contractual rights; greater risk of uncollectible accounts and longer collection cycles; currency exchange rate fluctuations, devaluations and other conversion restrictions; uncertain and changing tax rules, regulations and rates; the potential for civil unrest, acts of terrorism, force majeure, war or other armed conflict and greater physical security risks, which may cause us to have to leave a country quickly; logistical and communication challenges; changes in regulatory practices, including trade policies, new or increased tariffs on certain imports from other countries and possible retaliatory tariffs, and taxes; changes in labor conditions; general economic, political and financial conditions in foreign markets; and exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act, the Brazilian Clean Companies Act, the anti-boycott rules, trade and export control regulations as well as other international regulations.
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
Our backlog at fiscal 2025 year-end was $4.1 billion. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project delays, suspensions, terminations, cancellations, reductions in scope, or other adjustments do occur from time to time in our industry due to considerations beyond our control and may have a material impact on the value of reported backlog with a corresponding adverse impact on future revenues and profitability. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.
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
Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies, including the U.S. Mine Safety and Health Administration (“MSHA”), and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability, harm to our reputation, the loss of projects or clients or potential litigation, and could have a material adverse effect on our business, operating results or financial condition.
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
To prepare consolidated financial statements in conformity with generally accepted accounting principles in the U.S., management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include: the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims, including related unbilled accounts receivable; unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable: provisions for uncollectible receivables, client claims and recoveries of costs from subcontractors, vendors and others; provisions for income taxes, research and development tax credits, valuation allowances and unrecognized tax benefits; and value of goodwill and recoverability of intangible assets.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Vulnerabilities in our systems pose material risks to our business. We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In fiscal 2025, we generated 46.1% of our revenue from contracts with U.S. federal, and state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have funding appropriated.
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
There are several additional factors that could materially affect our U.S. government contracting business, which could cause U.S. government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts or not to exercise contract options for renewals or extensions. Such factors, which include the following, could have a material adverse effect on our revenue or the timing of contract payments from U.S. government agencies: the failure of the U.S. government to complete its budget and appropriations process before its fiscal year-end; changes in and delays or cancellations of government programs, procurements, requirements or appropriations; budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide; uncertainty regarding how future budget and program decisions will unfold; and re-competes of government contracts.
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
Our inability to win or renew U.S. government contracts during competitive procurement processes could harm our operations and significantly reduce or eliminate our profits.
U.S. government contracts are awarded through a competitive procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, we believe that there has been an increase in the award of federal contracts based on a low-price, technically acceptable criteria emphasizing price over qualitative factors, such as past performance. As a result, pricing pressure may reduce our profit margins on future federal contracts. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and under-represented minority contractors. Our inability to win or renew government contracts during competitive procurement processes could harm our operations and significantly reduce or eliminate our profits.
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
A number of government programs require contractors to have certain kinds of government granted eligibility, such as personnel security clearance and facility clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required facility clearance and personnel security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.
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
Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets. As of fiscal 2025 year-end, our goodwill was $2.0 billion and other intangible assets were $121.2 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations. Our fiscal 2025 operating income reflects a non-cash goodwill impairment charge of $92.4 million related to our Global Development Services reporting unit due to the cancellation of USAID contracts (see Note 6, "Goodwill and Intangible Assets" of the "Notes to Consolidated Financial Statements" included in Item 8). We had no goodwill impairment in fiscal 2024 and 2023.
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
We may be subject to substantial liabilities under environmental laws and regulations.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, taxing authorities in other jurisdictions, including jurisdictions outside of the United States, or by bodies such as the European Commission or the Organisation for Economic Co-operation and Development ("OECD"), could materially affect our tax obligations (including the cost of compliance) and effective tax rate. For example, on July 4, 2025, the U.S. government enacted legislation commonly referred to as the One Big Beautiful Bill Act, which includes changes to the taxation of business entities, and we are evaluating the future impact of certain of these changes on our financial statements. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels.
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
Item 1B    Unresolved Staff Comments
None.
Item 1C     Cybersecurity
Risk management and strategy
We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, managing, and reporting material risks from cybersecurity threats and incidents. Our information security management program generally follows processes outlined in frameworks such as the National Institute of Standards and Technology Cyber Security Framework and ISO 27001 international standard for Information Security. Due to the nature and location of the work that we perform, we are often required to obtain certifications required by our clients and regulators. We evaluate and evolve our security measures as appropriate. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.
Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management program which includes cybersecurity and data privacy training and policies and procedures designed to (a) respond to new requirements in global privacy and cybersecurity laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.
We also have a vendor risk assessment process consisting of, depending on the nature and sensitivity of the supplier and data they process on our behalf, the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We routinely assess our high-risk suppliers’ conformance to industry cybersecurity standards and evaluate them for additional information as circumstances change.
Refer to Item 1A. “Risk Factors” in this annual report on Form 10-K for additional information about cybersecurity-related risks.

Governance
The Board of Directors reviews the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security risks and is informed immediately of any material cybersecurity incident or threat. Additionally, our Board of Directors receives regular updates on important information security matters from our Chief Information Officer and our Head of our Risk Management Program.
Management oversight of information security matters, including managing and assessing risks from cybersecurity threats fall under the oversight of our Executive Management Team which includes representation of senior leadership from Operations, Legal and Risk Management, Finance and Administration. The Executive Management Team receives regular security updates from our Chief Information Officer. Our Executive Management team participates in cybersecurity incident response efforts by engaging with the incident response team and helping direct our response to and assessment of certain cybersecurity incidents and subsequent reporting and disclosure requirements.
We have designated our Chief Information Officer who reports to our Chief Executive Officer and Chairman of the Board to manage the assessment and response to material risks from cybersecurity threats. Our Chief Information Officer’s cybersecurity expertise includes over 18 years of experience in information security and technology.

Item 2.    Properties
At fiscal 2025 year-end, we leased approximately 570 operating facilities in domestic and foreign locations. Our significant lease agreements expire at various dates through 2035. We believe that our current facilities are adequate for the operation of our business, and that suitable additional space in various local markets is available to accommodate any needs that may arise.
The following table summarizes our ten most significant leased properties by location based on annual rental expenses (listed alphabetically, except for our corporate headquarters):

Location	Description	Reportable Segment
Pasadena, CA	Corporate Headquarters	Corporate
Arlington, VA	Office Building	GSG
Boston, MA	Office Building	GSG / CIG
Irvine, CA	Office Building	GSG / CIG
London, United Kingdom	Office Building	GSG / CIG
Melbourne, Australia	Office Building	CIG
New York, NY	Office Building	GSG / CIG
Oakland, CA	Office Building	GSG
Portland, OR	Office Building	GSG / CIG
Sydney, Australia	Office Building	CIG
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol TTEK. There were approximately 1,020 stockholders of record at September 28, 2025.
Stock-Based Compensation
For information regarding our stock-based compensation, see Note 12, "Stockholders' Equity and Stock Compensation Plans" of the "Notes to Consolidated Financial Statements" included in Item 8.
Performance Graph
The following graph shows a comparison of our cumulative total returns with those of the NASDAQ Market Index and the Standard & Poor's ("S&P") 1000 Index. At this time, we do not have a comparable peer group due to the combination of our differentiated high-end consulting services and our end-markets. Thus, we have selected the S&P 1000 Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on September 27, 2020, and that all dividends have been reinvested. Dividends declared and paid in fiscal 2025 totaled $0.246 per share. We declared and paid dividends in the first and second quarters totaling $0.116 per share ($0.058 each quarter) on our common stock and paid dividends in the third and fourth quarters totaling $0.130 per share ($0.065 each quarter) on our common stock. We declared and paid dividends totaling $0.220, $0.196, $0.172 and $0.148 per share in fiscal 2024, 2023, 2022 and 2021, respectively. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Tetra Tech, Inc.
NASDAQ Market Index
S&P 1000 Index
300
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025

ASSUMES $100 INVESTED ON SEPTEMBER 27, 2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED SEPTEMBER 28, 2025

	2020	2021	2022	2023	2024	2025
Tetra Tech, Inc.	$100.00	$167.36	$142.49	$169.64	$260.35	$188.31
NASDAQ Market Index	100.00	134.39	98.30	123.97	171.20	213.87
S&P 1000 Index	100.00	153.93	126.58	144.12	182.04	192.10
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
Stock Repurchase Program
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In fiscal 2025, we repurchased and settled 7,304,697 shares with an average price of $34.22 per share for a total cost of $250.0 million in the open market. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At fiscal 2025 year-end, we had a remaining balance of $597.8 million under our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 30, 2024 - October 27, 2024	—	$—	—	$347,813
October 28, 2024 - November 24, 2024	80,973	40.75	80,973	344,513
November 25, 2024 - December 29, 2024	519,034	41.81	519,034	322,813
December 30, 2024 - January 26, 2025	153,591	41.02	153,591	316,513
January 27, 2025 - February 23, 2025	3,203,776	33.88	3,203,776	207,963
February 24, 2025 - March 30, 2025	1,208,341	29.08	1,208,341	172,828
March 31, 2025 - April 27, 2025	292,865	29.84	292,865	164,089
April 28, 2025 - May 25, 2025	262,477	33.30	262,477	655,349
May 26, 2025 - June 29, 2025	212,028	35.47	212,028	647,828
June 30, 2025 - July 27, 2025	203,819	37.09	203,819	640,269
July 28, 2025 - August 24, 2025	505,514	36.61	505,514	621,761
August 25, 2025 - September 28, 2025	662,279	36.14	662,279	597,828
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
The discussion and analysis for fiscal 2024 compared to fiscal 2023 can be found under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.

OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. Our revenue growth of 4.7% in fiscal 2025 was primarily due to increased activity in the U.S. state and local and U.S. federal government client sectors. The overall growth includes $80 million from our recent acquisitions, that did not have comparable revenue for fiscal 2024. Excluding the impact of these acquisitions, our revenue increased 3.2% compared to last fiscal year.
The table below presents our revenue by client sector (amounts in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%

Client sector
U.S. federal government (1)	$1,718,831	$1,675,996	$42,835	2.6%
U.S. state and local government	789,968	613,185	176,783	28.8
U.S. commercial	899,298	909,642	(10,344)	(1.1)
International (2)	2,034,493	1,999,856	34,637	1.7
Total	$5,442,590	$5,198,679	$243,911	4.7%

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.

U.S. Federal Government

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$1,718,831	$1,675,996	$42,835	2.6%
Our U.S. federal government sector grew 2.6% in fiscal 2025 primarily due to increased disaster response work related to the Palisades and Eaton fires in Southern California, which occurred in early January 2025. The revenue growth also includes approximately $35 million of revenue from recent acquisitions that did not have comparable revenue in fiscal 2024.
On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of USAID programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect. In fiscal 2025, our U.S. federal government revenue included $576.4 million from USAID programs compared to $677.2 million last fiscal year. We currently expect no significant USAID revenue in fiscal 2026. However, we do expect our U.S. federal revenue to grow next fiscal year, excluding USAID and disaster response activities.
U.S. State and Local Government

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$789,968	$613,185	$176,783	28.8%
In fiscal 2025, our U.S. state and local government revenue grew 28.8% compared to fiscal 2024 partially due to increased disaster response activity related to Hurricanes Helene and Milton. Excluding the disaster response work, our U.S. state and local government revenue increased 13.3% in fiscal 2025 compared to last fiscal year. This growth was due to continued investment by our clients in water infrastructure, including digital water automation. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in fiscal 2026.

U.S. Commercial

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$899,298	$909,642	$(10,344)	(1.1)%
Our U.S. commercial revenue declined 1.1% in fiscal 2025 primarily due to lower activity related to renewable energy, partially offset by increased environmental services compared to fiscal 2024. We expect our U.S. commercial revenue, excluding renewable energy, to grow in fiscal 2026.
International

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	2,034,493	$1,999,856	$34,637	1.7%
For fiscal 2025, our international revenue increased 1.7% primarily due to growth on water planning and design activities in the United Kingdom, partially offset by lower infrastructure work in Australia. We expect the growth in our international work to continue in fiscal 2026.

RESULTS OF OPERATIONS
Fiscal 2025 Compared to Fiscal 2024
Consolidated Results of Operations

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands, except per share data)
Revenue	$5,442,590	$5,198,679	$243,911	4.7%
Subcontractor costs	(825,230)	(876,817)	51,587	5.9
Revenue, net of subcontractor costs (1)	4,617,360	4,321,862	295,498	6.8
Other costs of revenue	(3,656,016)	(3,455,422)	(200,594)	(5.8)
Gross profit	961,344	866,440	94,904	11.0
Selling, general and administrative expenses	(357,737)	(356,024)	(1,713)	(0.5)
Legal contingency costs	(115,000)	—	(115,000)	NM
Impairment of goodwill	(92,416)	—	(92,416)	NM
Acquisition and integration expenses	—	(7,138)	7,138	NM
Contingent consideration – fair value adjustments	12,228	(2,541)	14,769	581.2
Income from operations	408,419	500,737	(92,318)	(18.4)
Interest expense – net	(30,802)	(37,271)	6,469	17.4
Income before income tax expense	377,617	463,466	(85,849)	(18.5)
Income tax expense	(129,668)	(130,023)	355	0.3
Net income	247,949	333,443	(85,494)	(25.6)
Net income attributable to noncontrolling interests	(225)	(61)	(164)	(268.9)
Net income attributable to Tetra Tech	$247,724	$333,382	$(85,658)	(25.7)
Diluted earnings per share	$0.93	$1.23	$(0.30)	(24.4)%

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
NM = not meaningful
Our revenue growth in fiscal 2025 reflects increases in both our GSG and CIG reportable segments. For fiscal 2025, our GSG segment's revenue and revenue, net of subcontractor costs, increased $190.6 million, or 7.7%, and $219.8 million, or 11.5%, respectively, compared to last year. Our CIG segment's revenue increased $57.9 million, or 2.1%, and revenue, net of subcontractor costs, increased $75.7 million, or 3.1% in fiscal 2025 compared fiscal 2024. The fiscal 2025 results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-U.S. GAAP adjusted results. For fiscal 2025, our adjusted results exclude a non-cash goodwill impairment charge of $92.4 million related to our GDS reporting unit, which resulted from the aforementioned cancellation of USAID programs in the second quarter of fiscal 2025. This charge is further described in Note 6, "Goodwill and Intangible Assets" of the “Notes to Consolidated Financial Statements”. Additionally, for fiscal 2025, our adjusted results exclude a non-recurring charge of $115.0 million related to legal contingencies as described in Note 18, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. Our adjusted results also exclude adjustments to contingent consideration liabilities in fiscal 2025. Our fiscal 2024 adjusted results exclude acquisition and integration costs and adjustments to contingent consideration liabilities. We determined that there is no tax benefit in fiscal 2025 for $31.3 million of the legal contingency charge and $58.3 million of the goodwill impairment charge. The effective tax rate applied to the remaining adjustments in fiscal 2025 to arrive at the adjusted earnings per share ("EPS") was 24.6%. The effective tax rate applied to the adjustments to EPS to arrive at adjusted EPS in fiscal 2024 was 17%, which reflects certain integration costs/losses that were not tax deductible. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$408,419	$500,737	$(92,318)	(18.4)%
Legal contingency costs	115,000	—	115,000	NM
Impairment of goodwill	92,416	—	92,416	NM
Acquisition and integration expenses	—	7,138	(7,138)	NM
Earn-out adjustments	(12,228)	2,541	(14,769)	(581.2)
Adjusted income from operations (1)	$603,607	$510,416	$93,191	18.3%

EPS	$0.93	$1.23	$(0.30)	(24.4)%
Legal contingency costs	0.35	—	0.35	NM
Impairment of goodwill	0.31	—	0.31	NM
Acquisition and integration expenses	—	0.02	(0.02)	NM
Earn-out adjustments	(0.03)	0.01	(0.04)	(400.0)
Adjusted EPS (1)	$1.56	$1.26	$0.30	23.8%

NM = not meaningful
(1) Non-U.S. GAAP financial measure
Excluding the non-recurring charges and the earn-out gains, our operating income increased $93.2 million, or 18.3% in fiscal 2025 compared to last year. The increase reflects improved results in both of our reportable segments, which are described below under "Government Services Group" and "Commercial/International Services Group", respectively.

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Interest expense – net	$30,802	$37,271	$(6,469)	(17.4)%
Net interest expense decreased in fiscal 2025 primarily due to lower average interest rates and higher interest income compared to fiscal 2024.

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Income tax expense	$129,668	$130,023	$(355)	(0.3)%
The effective tax rates for fiscal 2025 and 2024 were 34.3% and 28.1%, respectively. Income tax expense was reduced by $1.6 million and $4.5 million of excess tax benefits on share-based payments in fiscal 2025 and 2024, respectively. In addition, in fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 6, “Goodwill and Intangible Assets” of the “Notes to Consolidated Financial Statements”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 18, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Furthermore, income tax expense in fiscal 2024 included $4.2 million of expense for the settlement of various tax positions that were under audit for fiscal years 2011 through 2021. Excluding the impact of the excess tax benefits on share-based payments, the goodwill impairment and the legal contingency charge in fiscal 2025 and the settlement amounts in fiscal 2024, our effective tax rates in fiscal 2025 and 2024 were 27.4% and 28.1%, respectively.

In December 2021, the OECD released Pillar Two Model Rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, which are effective from the first quarter of fiscal 2025. We are continually monitoring developments and evaluating the potential impacts. We did not have a material tax charge as a result of implementation of these rules in fiscal 2025.
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
On July 4, 2025, the U.S. government enacted a comprehensive tax and spending bill which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses, restoring 100% bonus depreciation, and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions that apply to Tetra Tech are effective beginning in fiscal 2025 and through fiscal 2027. We did not have any material change to our total income tax expense; however, $0.4 million in tax expense is deferred rather than current in fiscal 2025 due to the accelerated current deductions as a result of these tax law changes.
Segment Results of Operations
Government Services Group ("GSG")

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$2,673,909	$2,483,355	$190,554	7.7%
Subcontractor costs	(544,127)	(573,377)	29,250	5.1
Revenue, net of subcontractor costs	$2,129,782	$1,909,978	$219,804	11.5%

Income from operations	$340,551	$281,026	$59,525	21.2%
The revenue growth in fiscal 2025 of 7.7% compared to last fiscal year primarily reflects increases in the previously described U.S. government activities related to disaster response. This increase was partially offset by a revenue decline of approximately $100 million related to the aforementioned cancellation of contracts with USAID.
Operating income increased in fiscal 2025 primarily due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, for fiscal 2025 was 16.0% compared to 14.7% in fiscal 2024. The improved operating margin reflects improved project execution including higher labor utilization.
Commercial/International Services Group ("CIG")

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$2,844,647	$2,786,731	$57,916	2.1%
Subcontractor costs	(357,069)	(374,847)	17,778	4.7
Revenue, net of subcontractor costs	$2,487,578	$2,411,884	$75,694	3.1%

Income from operations	$356,865	$328,510	$28,355	8.6%
The revenue growth in fiscal 2025 of 2.1% compared to fiscal 2024, includes a 12.3% increase in our operations in the United Kingdom reflecting higher demand for our water planning and design services. The growth in the United Kingdom was partially offset by lower infrastructure activities in Australia.
Our operating income increased due to the aforementioned revenue growth. Additionally, our operating income in fiscal 2024 was reduced by $3.6 million of integration costs related to RPS. Excluding the integration costs last year, our operating margin, based on revenue, net of subcontractor costs, improved approximately 50 basis points to 14.3% in fiscal 2025 compared to 13.8% in fiscal 2024. The improved operating margin was primarily due to our continued focus on high-end consulting services and improved project execution.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Capital Requirements. At September 28, 2025, we had $167.5 million of cash and cash equivalents and access to an additional $999.3 million of borrowing available under our credit facility. We generated $457.7 million of cash from operations in fiscal 2025. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In fiscal 2025, we repurchased and settled 7,304,697 shares with an average price of $34.22 per share for a total cost of $250.0 million in the open market. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At fiscal 2025 year-end, we had a remaining balance of $597.8 million under our stock repurchase program. We declared and paid common stock dividends totaling $65.0 million, or $0.246 per share, in fiscal 2025 compared to $58.8 million, or $0.220 per share, in fiscal 2024.
Subsequent Events. On November 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on December 12, 2025 to stockholders of record as of the close of business on December 1, 2025.
Cash and Cash Equivalents. The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%

Cash and cash equivalents	$167,459	$232,689	$(65,230)	(28.0)%

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	Change
			$	%

Net cash provided by (used in):
Operating activities	$457,685	$358,708	$98,977	27.6%
Investing activities	(106,754)	(111,043)	4,289	3.9
Financing activities	(410,244)	(191,380)	(218,864)	(114.4)
Effect of exchange rate changes	(5,004)	7,573	(12,577)	(166.1)
Net increase (decrease) in cash and cash equivalents	$(64,317)	$63,858	$(128,175)	(200.7)%
Operating Activities. The 27.6% increase in cash from operating activities in fiscal 2025 compared to last year was primarily due to higher operating earnings, timely cash collections for work on the aforementioned disaster response in fiscal 2025 and cash collections on terminated USAID programs. The overall increase was partially offset by payments of $97 million for the aforementioned legal contingency in fiscal 2025.
Investing Activities. Our cash used in investing activities for fiscal 2025 includes net payments of $97.3 million for the CAW and SAGE acquisitions, compared to $93.7 million for the LST and CCE acquisitions completed in fiscal 2024.
Financing Activities. In fiscal 2025, our cash used in financing activities reflects the share repurchases of $250 million as our share repurchase program was reactivated this fiscal year. These share repurchases were funded by our cash generated from operating activities. We did not repurchase any shares in fiscal 2024. The overall increase in cash used in financing activities was partially offset by a $31 million decrease in payments for contingent consideration in fiscal 2025 compared to fiscal 2024.
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
On August 22, 2023, we issued $575.0 million in Convertible Notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Second Term Loan Facility, to prepay $89.4 million outstanding under the Third Term Loan Facility and to pay down borrowings of $185.0 million under the Second Revolving Credit Facility. See Note 9, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" for further discussion.
On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion that will mature in May 2030. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 5Y Term Loan Facility is subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the Secured Overnight Financing Rate ("SOFR") credit spread adjustment. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multi-currency borrowings and letters of credit.
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our Third Term Loan Facility and the Second Revolving Credit Facility in full on May 5, 2025. On September 26, 2025, the 3Y Term Loan Facility was repaid in full. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.
At fiscal 2025 year-end, we had $200 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings under the credit facilities during fiscal 2025 was 5.63%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At September 28, 2025, we had $599.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants. Commitment fees related to our revolving credit facilities were $0.8 million, $0.8 million, and $0.6 million for fiscal year 2025, 2024 and 2023, respectively.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At September 28, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.13x and a consolidated interest coverage ratio of 17.31x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At September 28, 2025, there were no outstanding borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $53.8 million. At September 28, 2025, we had no bank overdrafts related to our disbursement bank accounts.
Inflation. We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.

Dividends. Our Board of Directors has authorized the following dividends:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 11, 2024	$0.058	November 27, 2024	$15,549	December 13, 2024
January 27, 2025	$0.058	February 12, 2025	$15,351	February 26, 2025
May 5, 2025	$0.065	May 23, 2025	$17,092	June 5, 2025
July 28, 2025	$0.065	August 15, 2025	$17,047	August 29, 2025
November 10, 2025	$0.065	December 1, 2025	N/A	December 12, 2025
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
At the end of fiscal 2025 and 2024, the liability for income taxes associated with uncertain tax positions was $52.8 million and $50.1 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At fiscal 2025 year-end, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $53.8 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
Contract Types
Our services are performed under three principal types of contracts: fixed-price, time-and-materials and cost-plus. Customer payments on contracts are typically due within 30 to 45 days of billing, depending on the contract.
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
We use two methods to determine the fair value of our reporting units: (i) the Income Approach and (ii) the Market Approach. While each of these approaches is initially considered in the valuation of the business enterprises, the nature and characteristics of the reporting units indicate which approach is most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline company method and the similar transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or "guideline") publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit's industry or in related industries. For our annual impairment analysis, we weighted the Income Approach and the Market Approach at 70% and 30%, respectively. The Income Approach was given a higher weight because it has the most direct correlation to the specific economics of the reporting unit, as compared to the Market Approach, which is based on multiples of broad-based (i.e., less comparable) companies. Our last review at June 30, 2025 (i.e., the first day of our fourth quarter in fiscal 2025), indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. We had no reporting units that had estimated fair values that exceeded their carrying values by less than 38%, except for our Global Development Services reporting unit which was impaired in the second quarter of fiscal 2025.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under the 5Y Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations. At September 28, 2025, we had $200 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The year-to-date weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement during fiscal 2025 was 5.63%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We reported $2.5 million and $1.8 million of foreign currency losses in fiscal 2025 and 2024, respectively, in “Selling, general and administrative expenses” on our consolidated statements of income.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For fiscal 2025 and 2024, 37.4% and 38.5% of our consolidated revenue, respectively, was generated by our international business. For fiscal 2025, the effect of foreign exchange rate translation on the consolidated balance sheets was a decrease in equity of $17.2 million compared to an increase in equity of $115.1 million in fiscal 2024. These amounts were recognized as an adjustment to equity through other comprehensive income.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tetra Tech, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tetra Tech, Inc. and its subsidiaries (the "Company") as of September 28, 2025 and September 29, 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended September 28, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2025 and September 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded SAGE Group Holdings ("SAGE") from its assessment of internal control over financial reporting as of September 28, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded SAGE from our audit of internal control over financial reporting. SAGE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1.2% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 28, 2025.
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
Revenue Recognition – Certain fixed-price, time-and-materials and cost-plus contracts
As described in Note 3 to the consolidated financial statements, the Company recognized revenue of $5,443 million for the year ended September 28, 2025, of which a majority relates to revenue recognized for certain fixed-price, time-and-materials and cost-plus contracts. The Company recognizes revenue over time as the related performance obligation is satisfied by transferring control of a promised good or service to the Company’s customers. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure includes forecasts based on the best information available and reflects management's judgment to depict the value of the services transferred to the customer. For those performance obligations for which revenue is recognized using a cost-to-cost measure of progress method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. For certain on-call engineering or consulting and similar contracts, the Company recognizes revenue in the amount which they have the right to invoice the customer if that amount corresponds directly with the value of the performance completed to date. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain fixed-price, time-and-materials and cost-plus contracts is a critical audit matter is a high degree of audit effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating management’s significant accounting policies related to revenue recognition; (ii) for certain fixed-price contracts, testing management’s process for developing the estimate of total contract cost for a sample of contracts with cumulative catch-up adjustments and anticipated losses or claims, and evaluating the contract terms and other documents that support the changes in total estimated contract costs; (iii) assessing, for a sample of fixed-price contracts, estimated total contract costs by performing a comparison of the total estimated contract cost as compared with prior period estimates and evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost; (iv) evaluating, for certain contracts, management’s methodologies and assessing the consistency of management’s methodology over the life of the contract; (v) re-calculating revenue recognized based on the contract value, year-to-date costs, and total estimated costs to complete; (vi) testing the existence and accuracy of total contract revenue recorded, on a sample basis, by obtaining and inspecting source documents such as contracts and purchase orders; (vii) for certain on-call engineering or consulting contacts where revenue is recognized using the practical expedient right to invoice, testing the accuracy of revenue recognized, on a sample basis by obtaining and inspecting source documents, such as contracts and purchase orders; and (viii) for certain contracts, testing the completeness and accuracy of costs incurred to date, on a sample basis, by obtaining and inspecting source documents, such as invoices and timecards.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 20, 2025
We have served as the Company’s auditor since 2004.

Tetra Tech, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	Fiscal Year Ended
ASSETS	September 28, 2025	September 29, 2024
Current assets:
Cash and cash equivalents	$167,459	$232,689
Accounts receivable, net	1,158,928	1,051,461
Contract assets	138,232	129,678
Prepaid expenses and other current assets	83,434	91,585
Assets held-for-sale	57,502	—
Income taxes receivable	15,334	21,970
Total current assets	1,620,889	1,527,383

Property and equipment, net	66,148	73,065
Right-of-use assets, operating leases	197,618	177,950
Goodwill	2,049,874	2,046,569
Intangible assets, net	121,160	160,585
Deferred tax assets	106,238	105,529
Other non-current assets	120,247	101,595
Total assets	$4,282,174	$4,192,676

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204,725	$197,440
Accrued compensation	346,912	332,096
Contract liabilities	420,254	351,738
Short-term lease liabilities, operating leases	69,099	63,419
Current contingent earn-out liabilities	24,826	26,934
Liabilities held-for-sale	25,115	—
Other current liabilities	288,113	247,900
Total current liabilities	1,379,044	1,219,527

Deferred tax liabilities	21,333	30,162
Long-term debt	763,363	812,634
Long-term lease liabilities, operating leases	154,695	140,095
Non-current contingent earn-out liabilities	32,135	21,812
Other non-current liabilities	151,440	138,033

Commitments and contingencies (Note 18)

Equity:
Preferred stock – Authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at September 28, 2025 and September 29, 2024	—	—
Common stock – Authorized, 750,000 shares of $0.01 par value; issued and outstanding, 261,418 and 267,717 shares at September 28, 2025 and September 29, 2024, respectively	2,614	2,677
Additional paid-in capital	—	35,900
Accumulated other comprehensive loss	(95,777)	(78,875)
Retained earnings	1,872,948	1,870,620
Tetra Tech stockholders' equity	1,779,785	1,830,322
Noncontrolling interests	379	91
Total stockholders' equity	1,780,164	1,830,413
Total liabilities and stockholders' equity	$4,282,174	$4,192,676
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023
Revenue	$5,442,590	$5,198,679	$4,522,550
Subcontractor costs	(825,230)	(876,817)	(771,461)
Other costs of revenue	(3,656,016)	(3,455,422)	(3,026,060)
Gross profit	961,344	866,440	725,029
Selling, general and administrative expenses	(357,737)	(356,024)	(305,107)
Legal contingency costs	(115,000)	—	—
Impairment of goodwill	(92,416)	—	—
Acquisition and integration expenses	—	(7,138)	(33,169)
Right-of-use operating lease asset impairment	—	—	(16,385)
Contingent consideration – fair value adjustments	12,228	(2,541)	(12,255)
Income from operations	408,419	500,737	358,113
Interest income	9,837	7,288	5,898
Interest expense	(40,639)	(44,559)	(52,435)
Other non-operating income	—	—	89,402
Income before income tax expense	377,617	463,466	400,978
Income tax expense	(129,668)	(130,023)	(127,526)
Net income	247,949	333,443	273,452
Net income attributable to noncontrolling interests	(225)	(61)	(32)
Net income attributable to Tetra Tech	$247,724	$333,382	$273,420
Earnings per share attributable to Tetra Tech:
Basic	$0.94	$1.25	$1.03
Diluted	$0.93	$1.23	$1.02
Weighted-average common shares outstanding:
Basic	264,713	267,364	266,015
Diluted	267,123	270,042	268,185
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023
Net income	$247,949	$333,443	$273,452

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(17,165)	115,120	12,622
Loss on cash flow hedge valuations, net of tax	—	—	(2,412)
Net pension adjustments	263	1,300	2,638
Other comprehensive income (loss), net of tax	(16,902)	116,420	12,848

Comprehensive income, net of tax	$231,047	$449,863	$286,300
Less: comprehensive income attributable to noncontrolling interests, net of tax	225	61	31
Comprehensive income attributable to Tetra Tech, net of tax	$230,822	$449,802	$286,269
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net income	$247,949	$333,443	$273,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,276	73,677	61,206
Amortization of stock-based awards	33,946	31,155	28,607
Deferred income taxes	(11,297)	(19,980)	(21,204)
Provision for losses on accounts receivables	3,150	—	—
Impairment of goodwill	92,416	—	—
Fair value adjustments to contingent consideration	(12,228)	2,541	12,255
Right-of-use operating lease asset impairment	—	—	16,385
Fair value adjustment to foreign currency forward contract	—	—	(89,402)
Acquisition and integration expenses	—	7,138	—
Other non-cash items	9,024	5,369	975
Changes in operating assets and liabilities, net of effects of business acquisitions and divestitures:
Accounts receivable and contract assets	(112,755)	(40,188)	(19,783)
Prepaid expenses and other assets	(30,563)	(20,894)	78,686
Accounts payable	2,398	18,091	(19,214)
Accrued compensation	18,879	6,657	37,094
Contract liabilities	73,489	4,704	44,152
Cash settled contingent earn-out liability	(11,170)	(7,943)	—
Income taxes receivable/payable	23,227	(35,530)	40,527
Other liabilities	72,944	468	(75,273)
Net cash provided by operating activities	457,685	358,708	368,463
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(97,263)	(93,650)	(854,319)
Settlement of foreign currency forward contract	—	—	109,306
Capital expenditures	(18,633)	(18,135)	(26,901)
Proceeds from sales of assets	919	742	715
Proceeds from company-owned life insurance policies	1,934	—	—
Proceeds from divested business, net	2,406	—	—
Proceeds from loan repayment from divested business	3,883	—	—
Net cash used in investing activities	(106,754)	(111,043)	(771,199)
Cash flows from financing activities:
Proceeds from borrowings	715,000	217,000	994,859
Repayments on long-term debt	(771,027)	(287,000)	(1,026,051)
Proceeds from issuance of convertible notes	—	—	575,000
Payments of debt issuance costs	(2,738)	—	(14,451)
Capped call transactions	—	—	(51,750)
Repurchases of common stock	(249,984)	—	—
Shares repurchased for tax withholdings on share-based awards	(14,047)	(12,982)	(16,833)
Payments of contingent earn-out liabilities	(15,055)	(46,107)	(21,328)
Stock options exercised	469	3,067	626
Dividends paid	(65,039)	(58,828)	(52,113)
Principal payments on finance leases	(7,823)	(6,530)	(5,579)
Net cash (used in) provided by financing activities	(410,244)	(191,380)	382,380

Effect of exchange rate changes on cash and cash equivalents	(5,004)	7,573	4,093

Net increase (decrease) in cash and cash equivalents	(64,317)	63,858	(16,263)
Cash and cash equivalents at beginning of year	232,689	168,831	185,094
Cash and cash equivalents at end of year	$168,372	$232,689	$168,831

Supplemental information:
Cash paid during the year for:
Interest	$34,956	$36,855	$47,367
Income taxes, net of refunds received of $17.2 million, $4.2 million and $2.2 million	$110,830	$180,707	$93,176
Non-cash financing activities:
Excise taxes accrued but not paid	$2,010	$—	$—

Reconciliation of cash and cash equivalents:
Cash and cash equivalents	$167,459	$232,689	$168,831
Cash and cash equivalents included in assets held-for-sale	913	—	—
Total	$168,372	$232,689	$168,831
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Equity
Fiscal Years Ended October 1, 2023, September 29, 2024, and September 28, 2025
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT OCTOBER 2, 2022	264,903	$2,650	$—	(208,144)	$1,388,581	$1,183,087	$50	$1,183,137
Comprehensive income, net of tax:
Net income	—	—	—	—	273,420	273,420	32	273,452
Foreign currency translation adjustments	—	—	—	12,623	—	12,623	(1)	12,622
Pension	—	—	—	2,638	—	2,638	—	2,638
Gain on cash flow hedge valuations	—	—	—	(2,412)	—	(2,412)	—	(2,412)
Comprehensive income, net of tax						286,269	31	286,300
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Cash dividends of $0.196 per common share	—	—	—	—	(52,113)	(52,113)	—	(52,113)
Stock-based compensation	—	—	28,607	—	—	28,607	—	28,607
Restricted & performance shares released	746	7	(16,840)	—	—	(16,833)	—	(16,833)
Stock options exercised	97	—	626	—	—	626	—	626
Shares issued for Employee Stock Purchase Plan	492	5	12,623	—	—	12,628	—	12,628
Reclassification of APIC	—	—	26,734	—	$(26,734)	—	—	—
Capped call transactions	—	—	(51,750)	—	12,912	(38,838)	—	(38,838)
BALANCE AT OCTOBER 1, 2023	266,238	2,662	—	(195,295)	1,596,066	1,403,433	73	1,403,506
Comprehensive income, net of tax:
Net income	—	—	—	—	333,382	333,382	61	333,443
Foreign currency translation adjustments	—	—	—	115,120	—	115,120	—	115,120
Pension	—	—	—	1,300	—	1,300	—	1,300
Comprehensive income, net of tax						449,802	61	449,863
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Cash dividends of $0.220 per common share	—	—	—	—	(58,828)	(58,828)	—	(58,828)
Stock-based compensation	—	—	31,155	—	—	31,155	—	31,155
Restricted & performance shares released	547	5	(12,987)	—	—	(12,982)	—	(12,982)
Stock options exercised	410	4	3,063	—	—	3,067	—	3,067
Shares issued for Employee Stock Purchase Plan	522	6	14,669	—	—	14,675	—	14,675
BALANCE AT SEPTEMBER 29, 2024	267,717	2,677	35,900	(78,875)	1,870,620	1,830,322	91	1,830,413
Comprehensive income, net of tax:
Net income	—	—	—	—	247,724	247,724	225	247,949

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
Foreign currency translation adjustments	—	—	—	(17,165)	—	(17,165)	—	(17,165)
Pension	—	—	—	263	—	263	—	263
Comprehensive income, net of tax						230,822	225	231,047
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(120)	(120)
Acquisition	—	—	—	—	—	—	183	183
Cash dividends of $0.246 per common share	—	—	—	—	(65,039)	(65,039)	—	(65,039)
Stock-based compensation	—	—	33,946	—	—	33,946	—	33,946
Restricted & performance shares released	481	5	(14,052)	—	—	(14,047)	—	(14,047)
Stock options exercised	66	1	468	—	—	469	—	469
Shares issued for Employee Stock Purchase Plan	459	4	15,302	—	—	15,306	—	15,306
Stock repurchase	(7,305)	(73)	(71,564)	—	(180,357)	(251,994)	—	(251,994)
BALANCE AT SEPTEMBER 28, 2025	261,418	$2,614	$—	$(95,777)	$1,872,948	$1,779,785	$379	$1,780,164
See accompanying Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Notes to Consolidated Financial Statements
1.           Description of Business
We are a leading global provider of high-end consulting and engineering services that focuses on water, environment and sustainable infrastructure. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients’ needs and resources. Our solutions may span the entire life cycle of high-end consulting and engineering projects and include applied science, data analysis, research, engineering, design and project management.
We manage our operations under two reportable segments. Our Government Services Group (“GSG”) reportable segment primarily includes activities with U.S. government clients (federal, state and local) and all activities with development agencies worldwide. Our Commercial/International Services Group (“CIG”) reportable segment primarily includes activities with U.S. commercial clients and international clients other than development agencies. These reportable segments allow us to capitalize on our growing market opportunities and enhance the development of high-end consulting and technical solutions to meet our growing client demand.
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
Fiscal Year. We operate on a 52 or 53-week year, ending on the Sunday nearest September 30. Fiscal years 2025, 2024 and 2023 are 52-week years.
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
Accounts Receivable - Net. Net accounts receivable consists of billed and unbilled accounts receivable, and allowances for doubtful accounts. Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at fiscal 2025 year-end are expected to be billed and collected within 12 months. Unbilled accounts receivable also include amounts related to requests for equitable adjustment to contracts that provide for price redetermination. These amounts are recorded only when they can be reliably estimated, and realization is probable. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We determine an estimated allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
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
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last annual review was performed at June 30, 2025 (i.e., the first day of our fiscal fourth quarter). In addition, we regularly evaluate whether events and circumstances have occurred that may indicate a potential change in recoverability of goodwill. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Our operating segments are the same as our reportable segments and our reporting units for goodwill impairment testing are the components one level below our reportable segments. These components constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.
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
Assets and Liabilities Held-for-Sale.    We classify assets as held-for-sale in the period when the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the disposal group; (ii) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal group; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (iv) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the disposal group beyond one year; (v) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The disposal group that is classified as held-for-sale is initially measured at the lower of its carrying value or fair value less any costs to sell. The fair value of a disposal group less any costs to sell is assessed each reporting period it remains classified as held-for-sale and any subsequent change is reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale. Upon determining that a disposal group meets the criteria to be classified as held-for-sale, we report the assets and liabilities of the disposal group as held-for-sale in our consolidated balance sheets. Once assets are classified as held for sale, they are no longer depreciated.
Concentration of Credit Risk.    Financial instruments that subject us to credit risk consist primarily of cash and cash equivalents and net accounts receivable. In the event that we have surplus cash, we place our temporary cash investments with lower risk financial institutions and, by policy, limit the amount of investment exposure to any one financial institution. Approximately 27% of accounts receivable were due from various agencies of the U.S. federal government at fiscal 2025 year-end. The remaining accounts receivable are generally diversified due to the large number of organizations comprising our client base and their geographic dispersion. We perform ongoing credit evaluations of our clients and maintain an allowance for potential credit losses. Approximately 32%, 14%, 17% and 37% of our fiscal 2025 revenue was generated from our U.S. federal government, U.S. state and local government, U.S. commercial and international clients, respectively.
Foreign Currency Translation.    We determine the functional currency of our foreign operating units based upon the primary currency in which they operate. These operating units maintain their accounting records in their local currency, primarily Australian and Canadian dollars, British pounds, and Euros. Where the functional currency is not the U.S. dollar, translation of assets and liabilities to U.S. dollars is based on exchange rates at the balance sheet date. Translation of revenue and expenses to U.S. dollars is based on the average rate during the period. Translation gains or losses are reported as a component of other comprehensive income. Gains or losses from foreign currency transactions are included in income from operations.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2025-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software guidance in subtopic 350-40. The guidance removes all references to project stages throughout Accounting Standards Codification ("ASC") 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 (fiscal 2029 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt it before fiscal 2029.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Loss for Accounts Receivable and Contract Assets, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606, "Revenue from Contracts with Customers". The amendments in this ASU are effective for annual periods beginning after December 15, 2025 (fiscal 2027 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt it before fiscal 2027.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment

Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023 (fiscal 2025 year-end for us), and interim periods within fiscal years beginning after December 15, 2024 (first quarter of fiscal 2026 for us). The related disclosures are included in Note 19, "Reportable Segments".
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

Disaggregation of Revenue
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables present revenue disaggregated by client sector and contract type (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Client Sector:
U.S. federal government (1)	$1,718,831	$1,675,996	$1,387,101
U.S. state and local government	789,968	613,185	607,074
U.S. commercial	899,298	909,642	869,460
International (2)	2,034,493	1,999,856	1,658,915
Total	$5,442,590	$5,198,679	$4,522,550

Contract Type:
Fixed-price	$2,365,680	$2,016,638	$1,643,849
Time-and-materials	2,319,766	2,337,913	2,166,671
Cost-plus	757,144	844,128	712,030
Total	$5,442,590	$5,198,679	$4,522,550

(1) Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2) Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for fiscal 2025, 2024 and 2023.
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

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Contract assets (1)	$138,232	$129,678
Contract liabilities	(420,254)	(351,738)
Contract liabilities - non-current (2)	(2,628)	—
Net contract liabilities	$(284,650)	$(222,060)

(1) Includes $12.8 million and $7.9 million of contract retentions at fiscal 2025 and 2024 year-ends, respectively.
(2) Reported under "Other non-current liabilities" on our consolidated balance sheet as of September 28, 2025.

Both our contract assets and contract liabilities increased at fiscal 2025 year-end compared to fiscal 2024 year-end, due to the timing of our milestone billing on fixed-price contracts which were different from the timing of revenue recognition on those contracts. In fiscal 2025 and 2024, we recognized revenue of approximately $251 million and $247 million, respectively, from amounts included in the contract liability balances at the end of fiscal 2024 and 2023, respectively.
Revenue is recognized by measuring progress over time under ASC Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in fiscal 2025, 2024 and 2023, we recognized net favorable revenue and operating income adjustments of $46.4 million, $29.8 million and $11.0 million, respectively.
Changes in revenue and cost estimates could also result in a projected loss, determined at the contract level, which would be recorded immediately in earnings. As of September 28, 2025 and September 29, 2024, our consolidated balance sheets included liabilities for anticipated losses of $13.5 million and $15.1 million, respectively. The estimated cost to complete these related contracts at the end of fiscal 2025 and 2024 was approximately $78 million and $101 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Billed	$855,026	$707,406
Unbilled	310,818	348,907
Total accounts receivable	1,165,844	1,056,313
Allowance for doubtful accounts	(6,916)	(4,852)
Total accounts receivable, net	$1,158,928	$1,051,461
Billed accounts receivable represent amounts billed to clients that have not been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at fiscal 2025 year-end are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We estimate the allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including delinquency and payment history; type of client, such as government agency or a commercial sector client; and general economic and industry conditions, which may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at fiscal 2025 and 2024 year-ends.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.1 billion of RUPO as of September 28, 2025. Our RUPO increases with awards from new contracts or additions to existing contracts and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO as of fiscal 2025 year-end over the following periods (in thousands):

Amount

Within 12 months	$2,848,652
Beyond (1)	1,252,475
Total	$4,101,127

(1) The majority of this amount is expected to be recognized over the subsequent two-year period.

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
4.           Stock Repurchase and Dividends
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In fiscal 2025, we repurchased and settled 7,304,697 shares with an average price of $34.22 per share for a total cost of $250.0 million in the open market. In fiscal 2024 and 2023, we did not repurchase any shares of our common stock. At fiscal 2025 year-end, we had a remaining balance of $597.8 million under our stock repurchase program.
The following table presents dividends declared and paid in fiscal 2025, 2024 and 2023:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividends Paid (in thousands)
November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
January 27, 2025	0.058	February 12, 2025	February 26, 2025	15,351
May 5, 2025	0.065	May 23, 2025	June 5, 2025	17,092
July 28, 2025	0.065	August 15, 2025	August 29, 2025	17,047
Total dividends paid as of September 28, 2025				$65,039

November 13, 2023	$0.052	November 30, 2023	December 13, 2023	$13,873
January 29, 2024	0.052	February 14, 2024	February 27, 2024	13,908
April 29, 2024	0.058	May 20, 2024	May 31, 2024	15,522
July 29, 2024	0.058	August 15, 2024	August 30, 2024	15,525
Total dividends paid as of September 29, 2024				$58,828

November 7, 2022	$0.046	November 21, 2022	December 9, 2022	$12,186
January 30, 2023	0.046	February 13, 2023	February 24, 2023	12,242
May 8, 2023	0.052	May 24, 2023	June 6, 2023	13,840
August 7, 2023	0.052	August 23, 2023	September 6, 2023	13,845
Total dividends paid as of October 1, 2023				$52,113
Subsequent Events. On November 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on December 12, 2025 to stockholders of record as of the close of business on December 1, 2025.
5.          Acquisitions and Divestitures
Acquisitions
In fiscal 2025, we acquired Carron + Walsh ("CAW"), based in the Republic of Ireland. CAW delivers project and cost management solutions for large-scale commercial, life science, residential and infrastructure programs across Europe. CAW has valued relationships and framework agreements with life science clients, public sector bodies, housing authorities, financial lenders and private development companies. In fiscal 2025, we also acquired SAGE Group Holdings ("SAGE"), an Australian consulting firm that provides innovative technology and high-quality automation services that optimize operational efficiency and drive digital transformation for commercial and government clients across the municipal water, energy, transportation, defense and manufacturing sectors. Both CAW and SAGE are included in our CIG segment. The aggregate fair value of the purchase price of these two acquisitions was $147 million. This amount consisted of $104 million in initial cash payments and $43 million of the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based on the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The $147 million purchase price was allocated $13 million to net tangible assets, $14 million to identifiable intangible assets, $4 million to deferred income tax liability and $124 million to goodwill. The purchase price allocations for these acquisitions are preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
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
On September 23, 2022, we made an all-cash offer to acquire all of the outstanding shares of RPS Group plc ("RPS"), a publicly traded company on the London Stock Exchange for 222 pence per share, through a scheme of arrangement, which was unanimously recommended by RPS' Board of Directors. On November 3, 2022, RPS' shareholders approved the scheme of arrangement. On January 19, 2023, the court-sanctioned scheme of arrangement to purchase RPS was approved, and we completed the acquisition on January 23, 2023. RPS delivers high-end solutions, especially in energy transformation, water and program management for government and commercial clients. Substantially all of RPS is included in our CIG segment.
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
Supplemental Pro Forma Information (Unaudited)
Following are the supplemental consolidated financial results of Tetra Tech and RPS on an unaudited pro forma basis, as if the RPS acquisition had been consummated as of the beginning of fiscal 2023 (in thousands):

Fiscal Year Ended
October 1, 2023

Revenue	$4,780,404
Net income including noncontrolling interests	223,857
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
The majority of the goodwill from fiscal 2024 acquisitions is deductible for tax purposes, while the majority of the goodwill from the fiscal 2023 and 2025 acquisitions is not deductible for tax purposes. The results of our acquisitions were included in our consolidated financial statements beginning on the respective closing dates.
In fiscal 2025, our goodwill additions from CAW and SAGE acquisitions reflect the anticipated synergies related to proven systems and technology in project management, cost management, project controls and automation services which will provide superior project outcomes and drive digital transformation for defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. In fiscal 2024, our goodwill additions from the LST and CCE acquisitions reflect the extensive technical knowledge of the acquired workforces, the anticipated synergies in data analytics, cybersecurity and digital transformation services, and collective reputations of these acquisitions in providing mission critical solutions to both commercial and government customers. In fiscal 2023, our goodwill additions are primarily attributable to the significant technical expertise residing in embedded workforces that are sought out by clients, synergies expected to arise after the acquisitions in the areas of enterprise technology services, data management, energy transformation, water, program management, and data analytics and the long-standing reputations of RPS and Amyx. These acquisitions further expand and complement our market-leading positions in water and environment; enhanced by a combined suite of differentiated data analytics and digital technologies, and expansion into existing and new geographies.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In each quarter during fiscal 2025, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
In fiscal 2025, we recorded adjustments to our contingent earn-out liabilities and reported a net gain to operating income of $12.2 million. The net gain primarily resulted from lower valuations of the contingent consideration liabilities for our prior acquisitions of LST and CCE, reflecting decreased valuations as their forecasted revenues and earnings did not become realized as previously anticipated.
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
In fiscal 2023, we recorded adjustments to our contingent earn-out liabilities and reported a net loss to operating income of $12.3 million. The net loss primarily resulted from increased valuations of the contingent consideration liabilities for our prior acquisitions of Segue Technologies, Inc., Hoare Lea, LLP, The Integration Group of America and Piteau Associates, reflecting their financial performance that exceeded our previous expectations. These increases were partially offset by a decreased valuation of the contingent consideration for Amyx.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Beginning balance	$48,746	$73,422	$65,566
Estimated earn-out liabilities for acquisitions	43,493	23,038	12,248
Payments of contingent consideration	(26,225)	(54,050)	(21,328)
Adjustments to fair value reported in earnings	(12,228)	2,541	12,255
Interest accretion expense	2,661	2,639	2,480
Effect of foreign currency exchange rate changes	514	1,156	2,201
Ending balance	$56,961	$48,746	$73,422

Maximum potential payout at end of period	$120,182	$102,006	$113,820
Divestitures
In fiscal 2025, our Board of Directors approved a plan to divest a Norwegian subsidiary that we acquired with RPS ("RPS Norway"), a non-core business reported within our CIG segment. Management expects to complete the disposition within 12 months. In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” we determined that the divestiture of RPS Norway did not represent a strategic shift that would have a major effect on our consolidated results of operations, and therefore it’s results of operations were not reported as discontinued operations. We also concluded that the planned divestiture of RPS Norway met all the requisite held-for-sale criteria as of fiscal 2025 year-end. Therefore, the related assets and liabilities were reclassified as held-for-sale on our consolidated balance sheet as of September 28, 2025 and will be until the date of sale. No loss related to assets held-for-sale was recognized for the fiscal year ended September 28, 2025. This divestiture was not considered material to our consolidated financial statements. As a result, no pro forma information has been provided.

6.           Goodwill and Intangible Assets
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at October 1, 2023	$659,942	$1,220,302	$1,880,244
Acquisition activity	84,865	—	84,865
Translation and other adjustments	6,010	75,450	81,460
Balance at September 29, 2024	750,817	1,295,752	2,046,569
Acquisition activity	—	124,292	124,292
Goodwill impairment	(92,416)	—	(92,416)
Classified as held-for-sale	—	(18,533)	(18,533)
Translation and other adjustments	110	(10,148)	(10,038)
Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Goodwill amounts are presented net of reductions from historical impairment adjustments. The fiscal 2025 goodwill addition resulted from the purchase price allocations for our recent acquisitions which are preliminary and subject to adjustment based upon the final determinations of the net assets acquired and information to perform the final valuation. Goodwill adjustments primarily related to the foreign currency translation adjustments which resulted from our foreign subsidiaries with functional currencies that are different than our reporting currency.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our last review at June 30, 2025 (i.e., the first day of our fourth quarter in fiscal 2025) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. As of June 30, 2025, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 38%, except for our Global Development Services reporting unit ("GDS") as described below.
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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of the goodwill in GDS. GDS provides consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies are supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity has historically been for the United States Agency for International Development ("USAID").
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
For the interim impairment analysis of GDS, we utilized the Income Approach as it has the most direct correlation to the specific economics of the reporting unit. The estimated fair value of equity of GDS was made using Level 3 inputs including the estimated discount rate that reflects the level of risk associated with receiving future cash flows and the forecasted long-term growth rates of GDS's revenue and operating income. Based on our analysis, an impairment of $92.4 million was calculated as the deficit between the fair value of equity of the GDS reporting unit as compared to its carrying value, including goodwill of $130.5 million at our fiscal period end for February 2025. As a result, we recorded a non-cash goodwill impairment charge of $92.4 million included in operating income in the second quarter of fiscal 2025. The remaining $38.1 million of goodwill in GDS was primarily supported by our work for the Australia and United Kingdom foreign aid government agencies.
At of the annual impairment review date, the estimated fair value of the GDS reporting unit continued to approximate its carrying value. Accordingly, a future reduction in foreign aid budgets could result in additional impairment to the GDS reporting unit. Long-term assets other than goodwill in GDS are not material.
The gross amounts of goodwill for GSG were $768.6 million and $768.5 million at fiscal 2025 and 2024 year-ends, respectively, excluding accumulated impairment of $110.1 million and $17.7 million, respectively, for each period. The gross amounts of goodwill for CIG were $1,512.9 million and $1,417.3 million at fiscal 2025 and 2024 year-ends, respectively, excluding accumulated impairment of $121.5 million for each period.
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in "Intangible assets, net" on the consolidated balance sheets ($ in thousands):

	Fiscal Year Ended
	September 28, 2025				September 29, 2024
	Weighted- Average Remaining Life (in years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.3	$169,807	$(56,241)	$113,566	$198,726	$(57,975)	$140,751
Backlog	1.0	43,919	(40,397)	3,522	75,194	(71,101)	4,093
Trade names	0.5	34,805	(30,733)	4,072	40,926	(25,185)	15,741
Total		$248,531	$(127,371)	$121,160	$314,846	$(154,261)	$160,585
Amortization expense for the identifiable intangible assets for fiscal 2025, 2024 and 2023 was $37.1 million, $50.0 million and $41.2 million, respectively. Foreign currency translation adjustments increased net identifiable intangible assets by $13.4 million in fiscal 2024. These adjustments were immaterial in fiscal 2025.

Estimated amortization expense for the succeeding five fiscal years and beyond is as follows (in thousands):

Amount

2026	$26,546
2027	17,398
2028	16,636
2029	15,722
2030	11,571
Beyond	33,287
Total	$121,160

7.           Property and Equipment
Property and equipment consisted of the following (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Equipment, furniture and fixtures	$140,695	$139,070
Leasehold improvements	46,883	44,883
Total property and equipment	187,578	183,953
Accumulated depreciation	(121,430)	(110,888)
Property and equipment, net	$66,148	$73,065

The depreciation expense related to property and equipment was $21.2 million, $23.7 million and $20.0 million for fiscal 2025, 2024 and 2023, respectively.
8.           Income Taxes
Income before income taxes, by geographic area, was as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Income before income taxes:
United States	$176,118	$294,401	$287,295
Foreign	201,499	169,065	113,683
Total income before income taxes	$377,617	$463,466	$400,978
Income tax expense consisted of the following (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Current:
Federal	$75,166	$76,851	$110,371
State	16,005	20,997	16,025
Foreign	49,794	44,402	28,970
Total current income tax expense	140,965	142,250	155,366

Deferred:
Federal	(21,982)	(18,734)	(18,062)
State	(3,451)	(6,747)	(4,976)
Foreign	14,136	13,254	(4,802)
Total deferred income tax (benefit) expense	(11,297)	(12,227)	(27,840)

Total income tax expense	$129,668	$130,023	$127,526

Total income tax expense was different from the amount computed by applying the U.S. federal statutory rate to pre-tax income as follows:

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.6	2.4	2.2
Research and Development ("R&D") credits	(1.8)	(1.2)	(0.5)
Tax differential on foreign earnings	2.8	2.0	1.5
Goodwill impairment	3.2	—	—
Legal settlements	1.8	—	—
Stock compensation	0.2	(0.4)	(0.4)
Valuation allowance	0.4	(0.1)	1.3
Change in uncertain tax positions	0.9	1.3	11.6
Return to provision	(0.8)	(1.0)	1.1
Disallowed officer compensation	1.2	0.9	1.2
Unremitted earnings	0.2	0.4	0.2
Hedging gain	—	—	(5.7)
Deferred tax adjustments	(0.7)	0.8	(2.3)
Audit settlements	—	0.9	—
Receivables/payables adjustments	1.7	—	—
Other	1.6	1.1	0.6
Total income tax expense	34.3%	28.1%	31.8%
The effective tax rates for fiscal 2025, 2024 and 2023 were 34.3%, 28.1% and 31.8%, respectively. In fiscal 2025, we recognized a $92.4 million goodwill impairment as described in Note 6, “Goodwill and Intangible Assets”. We determined that $58.3 million of goodwill impairment is not deductible for income tax purposes. We also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 18, "Commitments and Contingencies". We determined that $31.3 million of this charge is not tax deductible. The fiscal 2024 income tax expense included $4.2 million of expense for the settlement of various tax positions that were under audit for fiscal years 2011 through 2021. The fiscal 2023 income tax expense included non-operating income tax expenses totaling $20.6 million to (i) increase the tax liability for uncertain tax positions related to certain U.S. tax credits and an intercompany financing transaction, (ii) recognize the tax liability for foreign earnings, primarily in the United Kingdom and Australia, that are no longer indefinitely reinvested. Also, income tax expense was reduced by $1.6 million, $4.5 million and $4.6 million of excess tax benefits on share-based payments in fiscal 2025, 2024 and 2023, respectively.
Excluding the impact of the excess tax benefits on share-based payments in all years, the goodwill impairment and the legal contingency charge in fiscal 2025, the settlement amount in fiscal 2024, and the non-operating tax expenses in fiscal 2023, our effective tax rates for fiscal 2025, 2024 and 2023 were 27.4%, 28.1% and 27.8%, respectively.
In the normal course of business, we are subject to examination by tax authorities throughout the world. The major jurisdictions where we file income tax returns are the United States, Australia, Canada, and the United Kingdom. In the United States, Australia, and the United Kingdom, our income tax returns prior to fiscal year 2021 are no longer open for examination by tax authorities. In Canada, we are currently under examination for fiscal years 2014 to 2022.
Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Deferred Tax Assets:
State taxes	$2,973	$3,916
Reserves and contingent liabilities	7,620	—
Accounts receivable including the allowance for doubtful accounts	6,674	5,315
Accrued liabilities	51,924	64,929
Lease liabilities, operating leases	57,769	51,841
Stock-based compensation	1,772	1,923
Unbilled revenue	13,524	9,273
Loss and other carry-forwards	30,201	48,256
Property and equipment	8	—
Capitalized research and development	54,969	37,417
Capped call transactions	7,841	10,311
Valuation allowance	(17,791)	(16,841)
Total deferred tax assets	217,484	216,340

Deferred Tax Liabilities:
Prepaid expense	(1,775)	(3,065)
Reserves and contingent liabilities	—	(153)
Right-of-use assets, operating leases	(55,736)	(51,841)
Intangibles	(74,883)	(81,623)
Undistributed earnings	(3,647)	(2,708)
Property and equipment	—	(1,583)
Total deferred tax liabilities	(136,041)	(140,973)

Net deferred tax assets	$81,443	$75,367

Reported As:
Deferred tax assets excluding held-for-sale	$106,238	$105,529
Deferred tax assets held-for-sale	—	—
Deferred tax assets	106,238	105,529

Deferred tax liabilities excluding held-for-sale	(21,333)	(30,162)
Deferred tax liabilities held-for-sale	(3,462)	—
Deferred tax liabilities	(24,795)	(30,162)

Net deferred tax assets	$81,443	$75,367
Our foreign earnings are not considered indefinitely reinvested and any potential tax liability that would be incurred upon repatriation is recognized currently with the related income.
At September 28, 2025, we had available state net operating loss carry forwards of $25.3 million, of which $24.7 million expire at various dates from 2026 to 2044, and $0.6 million have no expiration date; and available foreign NOL carry forwards of $71.1 million, of which $12.7 million expire at various dates from 2026 to 2045, and $58.4 million have no expiration date. In addition, we had foreign capital loss carryforwards of $40.4 million, foreign corporate interest restriction allowances of $4.4 million. We have performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, availability of carrybacks, cumulative losses in recent years, estimates of projected future taxable income and tax planning strategies. Although realization is not assured, based on our assessment, we have concluded that it is more likely than not that the assets will be realized except for the deferred tax assets related to certain loss carry-forwards for which a valuation allowance of $17.8 million has been provided.

At September 28, 2025, we had $40.9 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of our unrecognized tax positions may significantly decrease in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Beginning balance	$41,440	$53,619	$8,908
Acquisition of RPS Group	—	—	6,012
Additions for current fiscal year tax positions	688	1,000	27,272
Additions for prior fiscal year tax positions	—	1,000	14,602
Reductions for prior fiscal year tax positions	(737)	—	(1,358)
Settlements	(532)	(14,179)	(1,817)
Ending balance	$40,859	$41,440	$53,619
We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2025, 2024 and 2023, we accrued additional interest and penalties of $3.4 million, $3.8 million and $4.6 million, respectively. Additionally, we recorded reductions in accrued interest and penalties of $3.2 million and $2.0 million for fiscal 2024 and 2023, respectively, as a result of audit settlements and other prior-year adjustments. The amount of interest and penalties accrued at September 28, 2025, September 29, 2024 and October 1, 2023 was $12.0 million, $8.6 million and $8.0 million, respectively.
9.           Long-Term Debt
Long-term debt consisted of the following (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Credit facilities	$200,000	$250,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(11,637)	(12,366)
Long-term debt	$763,363	$812,634
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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. The applicable conversion rate was 25.4614 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.28 per share of common stock) at September 28, 2025. Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(8,625)	(11,434)
Net carrying amount	$566,375	$563,566
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Interest expense	$12,938	$12,866
Amortization of discount and issuance costs	2,809	2,724
Total interest expense	$15,747	$15,590
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into capped call transactions (the "Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. The adjusted cap price was approximately $51.84 per share at September 28, 2025. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
On February 18, 2022, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”) with a total borrowing capacity of $1.05 billion that was scheduled to mature in February 2027. The Second Amended Credit Agreement consisted of a $750 million senior secured, five-year facility that provides for a $250 million term loan facility (“Second Term Loan Facility”) and a $500 million revolving credit facility (the “Second Revolving Credit Facility”). On October 26, 2022, we entered into a Third Amended and Restated Credit Agreement (“Third Amended Credit Agreement”) that provided for an additional $500 million senior secured term loan facility ("Third Term Loan Facility") increasing our total borrowing capacity to $1.55 billion. On January 23, 2023, we drew the entire amount of the $500 million term loan facility which was scheduled to mature in January 2026. On May 5, 2025 we repaid all facilities in full as detailed below.

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
The entire 3Y Term Loan Facility and 5Y Term Loan Facility were drawn on May 5, 2025. The proceeds from these term loans were used to pay down our Third Term Loan Facility and the Second Revolving Credit Facility in full on May 5, 2025. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The 3Y Term Loan Facility was repaid on September 26, 2025. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations.
At fiscal 2025 year-end, we had $200 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility. The weighted-average interest rate of the outstanding borrowings under the credit facilities during fiscal 2025 was 5.63%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At September 28, 2025, we had $599.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At fiscal 2025 year-end, we were in compliance with these covenants with a consolidated leverage ratio of 1.13x and a consolidated interest coverage ratio of 17.31x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At fiscal 2025 year-end, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $53.8 million. As of September 28, 2025 we had no bank overdrafts related to our disbursement bank accounts.
The following table presents scheduled maturities of our long-term debt as of fiscal 2025 year-end (in thousands):

Amount

2027	$3,125
2028	590,625
2029	25,000
2030	156,250
Total	$775,000

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
In fiscal 2023, we exited certain lease arrangements as a result of the RPS acquisition and its subsequent integration. Accordingly, we evaluated the ongoing value of the ROU assets associated with the discontinued lease agreements. Based on this evaluation, we determined that some long-lived assets were no longer recoverable and were in fact impaired. Fair value was based on expected future cash flows using Level 3 inputs under ASC Topic 820, Fair Value Measurement. The cash flows are those expected to be generated by the market participants, discounted at a real estate-based rate of interest. As a result of our evaluation, we recorded a $16.4 million non-cash charge related to the ROU operating lease asset impairment which was reported in our fiscal 2023 consolidated statement of income, and a corresponding decrease to our ROU assets operating leases on our consolidated balance sheet at fiscal 2023 year-end.
The components of lease costs are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Operating lease cost	$102,518	$100,002
Sublease income	(985)	(589)
Total lease cost	$101,533	$99,413
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Operating cash flows for operating leases	$76,536	$79,354
Right-of-use assets obtained in exchange for new operating lease liabilities	90,969	62,601
Supplemental balance sheet and other information related to leases are as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Operating leases:
Right-of-use assets	$197,618	$177,950

Lease liabilities:
Current	$69,099	$63,419
Non-current	154,695	140,095
Total operating lease liabilities	$223,794	$203,514

Weighted-average remaining lease term:
Operating leases	4.4 years	4.5 years
Weighted-average discount rate:
Operating leases	4.2%	3.6%
As of fiscal 2025 year-end, we had $7.0 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at fiscal 2025 year-end is as follows (in thousands):

Amount

2026	$74,692
2027	62,620
2028	39,533
2029	24,744
2030	18,778
Beyond	21,421
Total lease payments	241,788
Less: imputed interest	(17,994)
Total present value of lease liabilities	$223,794
11.     Employee Benefits
In fiscal 2020, the Canadian federal government implemented the Canadian Emergency Wage Subsidy ("CEWS") program in response to the negative impact of the coronavirus disease 2019 pandemic on businesses operating in Canada. Some of our Canadian legal entities qualified for and applied for these CEWS cash benefits to partially offset the impacts of revenue reductions and on-going staffing costs. The $21 million total received was initially recorded in "Other long-term liabilities" until all potential amendments to the qualification criteria, including some that were proposed with retroactive application, were finalized in fiscal 2022. In the first quarter of fiscal 2024, we distributed approximately $10 million to our Canadian employees. The remaining was distributed in the first quarter of fiscal 2025. We have no outstanding applications for further government assistance.
12.         Stockholders' Equity and Stock Compensation Plans
Stock Split.    On September 9, 2024, we completed a five-for-one stock split of our common stock. All share, equity award and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted, where applicable, to reflect the stock split.
At fiscal 2025 year-end, we had the following stock-based compensation plans:
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

•2018 Equity Incentive Plan ("2018 EIP"). Key employees and non-employee directors may be granted equity awards, including stock options, PSUs and RSUs. Shares issued with respect to awards granted under the 2018 EIP other than stock options or stock appreciation rights, which are referred to as "full value awards", are counted against the 2018 EIP's aggregate share limit as one share for every share or unit issued. At fiscal 2025 year-end, there were 12.5 million shares available for future awards pursuant to the 2018 EIP.
•Employee Stock Purchase Plan ("ESPP").  Purchase rights to purchase common stock are granted to our eligible full and part-time employees, and shares of common stock are issued upon exercise of the purchase rights. An aggregate of 431,811 shares may be issued pursuant to such exercise. The maximum amount that an employee can contribute during a purchase right period is $5,000. The exercise price of a purchase right is the lesser of 100% of the fair market value of a share of common stock on the first day of the purchase right period (the business day preceding January 1) or 85% of the fair market value on the last day of the purchase right period (December 15, or the business day preceding December 15 if December 15 is not a business day).
The following table presents our stock-based compensation and related income tax benefits (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Total stock-based compensation	$33,946	$31,155	$28,607
Income tax benefit related to stock-based compensation	(6,826)	(6,489)	(5,779)
Stock-based compensation, net of tax benefit	$27,120	$24,666	$22,828
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Most of these amounts were included in selling, general and administrative expenses on our consolidated statements of income.
Stock Options
The following table presents our stock option activity for fiscal 2025 year-end:

	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on September 29, 2024	332	$8.41
Exercised	(66)	5.63
Outstanding on September 28, 2025	266	$8.73	1.6	$6,528

Vested or expected to vest on September 28, 2025	266	$8.73	1.6	$6,528
Exercisable on September 28, 2025	266	$8.73	1.6	$6,528
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2025 and the exercise price, times the number of shares) that would have been received by the in-the-money option holders if they had exercised their options on September 28, 2025. This amount will change based on the fair market value of our stock.
No stock options were granted in fiscal 2025, 2024 and 2023. The aggregate intrinsic value of options exercised during fiscal 2025, 2024 and 2023 was $2.2 million, $12.7 million and $2.5 million, respectively.
Net cash proceeds from the exercise of stock options were $0.5 million, $3.1 million and $0.6 million for fiscal 2025, 2024 and 2023, respectively. Our policy is to issue shares from our authorized shares upon the exercise of stock options. The actual income tax benefit realized from exercises of nonqualified stock options for fiscal 2025, 2024 and 2023 was $0.5 million, $2.8 million and $0.6 million, respectively.

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
PSU awards are granted to our executive officers and non-employee directors. All of the PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share ("EPS") and 50% on our relative total shareholder return over the vesting period. For these performance-based awards, our expected performance is reviewed to estimate the percentage of shares that will vest. The total compensation cost of the awards is then amortized over their applicable vesting period on a straight-line basis.
A summary of the RSU and PSU activity under our stock plans is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value per Share

Nonvested balance at October 2, 2022	1,495	$22.28	1,358	$21.85
Granted	525	31.27	281	39.10
Vested	(595)	20.81	(689)	19.97
Adjustment (1)	—	—	344	19.97
Forfeited	(78)	28.00	(45)	38.74
Nonvested balance at October 1, 2023	1,347	26.12	1,249	25.64
Granted	723	33.14	279	41.08
Vested	(508)	25.87	(431)	30.61
Adjustment (1)	—	—	193	30.61
Forfeited	(75)	31.45	(29)	40.36
Nonvested balance at September 29, 2024	1,487	29.35	1,261	27.78
Granted	490	40.23	237	40.44
Vested	(487)	31.30	(341)	48.13
Adjustment (1)	—	—	165	48.13
Forfeited	(46)	34.87	(3)	41.31
Nonvested balance at September 28, 2025	1,444	$32.21	1,319	$27.30

(1) Fiscal 2023 includes a payout adjustment of 343,960 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023. Fiscal 2024 includes a payout adjustment of 193,340 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2021 that vested during fiscal 2024. Fiscal 2025 includes a payout adjustment of 164,907 PSUs due to the actual performance level achieved for PSUs granted in fiscal 2022 that vested during fiscal 2025.
In fiscal 2025, 2024 and 2023, we awarded 490,144, 723,420 and 525,410 shares of RSUs, respectively, to our key employees and non-employee directors. The weighted-average grant-date fair value of RSUs granted during fiscal 2025, 2024 and 2023 was $40.23, $33.14 and $31.27, respectively. At fiscal 2025 year-end, there were 1,443,600 RSUs outstanding. RSU forfeitures result from employment terminations prior to vesting. Forfeited shares return to the pool of authorized shares available for award. We use historical data as a basis to estimate the probability of forfeitures related to RSUs and the ESPP Plan.
In fiscal 2025, 2024 and 2023, we awarded 236,928, 279,180 and 281,070 shares of PSUs, respectively, to our executive officers and non-employee directors. The weighted-average grant-date fair value of PSUs granted in fiscal 2025, 2024 and 2023 was $40.44, $41.08 and $39.10, respectively. At fiscal 2025 year-end, there were 1,318,754 PSUs outstanding.
The stock-based compensation expense related to RSUs and PSUs for fiscal 2025, 2024 and 2023 was $31.4 million, $29.1 million and $26.2 million, respectively, and was included in total stock-based compensation expense. The actual income tax benefit realized from RSUs and PSUs for fiscal 2025, 2024 and 2023 was $1.0 million, $1.6 million and $4.0 million, respectively. At fiscal 2025 year-end, there was $47.4 million of unrecognized stock-based compensation costs related to nonvested RSUs and PSUs that will be substantially recognized by fiscal 2029 year-end.
ESPP
The following table summarizes shares purchased, weighted-average purchase price, and cash received for shares purchased under the ESPP (in thousands, except for purchase price):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Shares purchased	458	522	492
Weighted-average purchase price per share	$33.39	$28.14	$25.66
Cash received from exercise of purchase rights	$15,307	$14,675	$12,628
The grant date fair value of each award granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023
Dividend yield	0.6%	0.7%	0.7%
Expected stock price volatility	29.2%	27.1%	38.0%
Risk-free rate of return, annual	4.1%	4.7%	4.7%
Expected life (in years)	1	1	1
For fiscal 2025, 2024 and 2023, we based our expected stock price volatility on historical volatility behavior and current implied volatility behavior. The risk-free rate of return was based on constant maturity rates provided by the U.S. Treasury. The expected life was based on the ESPP terms and conditions.
Stock-based compensation expense for fiscal 2025, 2024 and 2023 included $2.6 million, $2.0 million and $2.4 million, respectively, related to the ESPP. The unrecognized stock-based compensation costs for awards granted under the ESPP at fiscal 2025 and 2024 year-ends were $0.7 million and $0.5 million, respectively. At fiscal 2025 year-end, ESPP participants had accumulated $14.3 million to purchase our common stock.

13.         Retirement Plans
We have defined contribution plans in various countries where we have employees. This primarily includes 401(k) plans in the United States. For fiscal 2025, 2024 and 2023, employer contributions to the U.S. plans were $39.2 million, $35.3 million and $31.6 million, respectively.
Additionally, we have established a non-qualified deferred compensation plan for certain key employees and non-employee directors. These eligible employees and non-employee directors may elect to defer the receipt of salary, incentive payments, restricted stock, PSU and RSU awards and non-employee director fees. The plan is accounted for in accordance with applicable authoritative guidance on accounting for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested. Employee deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts that we own and are specifically designed to informally fund savings plans of this nature. At fiscal 2025 and 2024 year-ends, our consolidated balance sheets reflect assets of $84.5 million and $70.1 million, respectively, related to the deferred compensation plan in "Other long-term assets," and liabilities of $80.0 million and $74.3 million, respectively, related to the deferred compensation plan in "Other long-term liabilities." The net gains and losses related to the deferred compensation plan were immaterial for fiscal 2025, 2024 and 2023.
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
The change in the defined benefit obligation, the change in fair value of plan assets and the amounts recognized in the Consolidated Statement of Income, the Consolidated Statement of Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for fiscal 2025, 2024 and 2023 were immaterial.
The Plan's funded status was as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Fair value of plan assets	$43,553	$46,815
Benefit obligation	(34,901)	(39,722)
Net surplus	$8,652	$7,093
The net surplus is reflected in other long-term assets on our consolidated balance sheets as of fiscal 2025 and 2024 year-ends. The benefits paid in fiscal 2025 and 2024 were $2.5 million and $1.5 million, respectively.
The fair values of the plan assets are substantially categorized within Level 2 of the fair value hierarchy. The fair values of the plan assets by major asset categories were as follows (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Equities	$692	$3,739
Mutual funds	23,750	22,923
Liability driven investment funds	15,607	15,833
Bonds	2,647	2,657
Cash/other	857	1,663
Fair value of plan assets	$43,553	$46,815
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
Principal assumptions used for the benefit obligation in the valuation are as follows:

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Discount rate	5.85%	5.00%
Rate of inflation	2.75% to 3.15%	2.70% to 3.15%
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
For fiscal 2025 and fiscal 2024, our Convertible Notes, described in Note 9, "Long-Term Debt", had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related Capped Call Transactions were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For fiscal 2025, 2024 and 2023, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Net income attributable to Tetra Tech	$247,724	$333,382	$273,420
Weighted-average common shares outstanding – basic	264,713	267,364	266,015
Effect of diluted stock options and unvested restricted stock	1,942	2,125	2,170
Shares issuable assuming conversion of convertible notes	468	553	—
Weighted-average common stock outstanding – diluted	267,123	270,042	268,185

Earnings per share attributable to Tetra Tech:
Basic	$0.94	$1.25	$1.03
Diluted	$0.93	$1.23	$1.02
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
In fiscal 2018, we entered into five interest rate swap agreements that we designated as cash flow hedges to fix the interest rates on the borrowings under our term loan facility. The five swaps expired on July 31, 2023. We recognized a loss of $2.4 million and reported on our fiscal 2023 consolidated statement of comprehensive income. There were no derivative instruments that were not designated as hedging instruments for fiscal 2025, 2024 and 2023.
16.         Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for fiscal 2025, 2024 and 2023 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency Translation Adjustments	(Loss) Gain on Derivative Instruments	Net Pension Adjustments	Accumulated Other Comprehensive (Loss) Income

Balances at October 2, 2022	$(210,556)	$2,412	$—	$(208,144)

Other comprehensive income (loss) before reclassifications	12,623	(5,192)	2,638	10,069
Amounts reclassified from accumulated other comprehensive income
Interest rate contracts, net of tax (1)	—	2,780	—	2,780
Net current-period other comprehensive income (loss)	12,623	(2,412)	2,638	12,849

Balances at October 1, 2023	$(197,933)	$—	$2,638	$(195,295)

Other comprehensive income before reclassifications	115,120	—	1,300	116,420
Net current-period other comprehensive income	115,120	—	1,300	116,420

Balances at September 29, 2024	$(82,813)	$—	$3,938	$(78,875)
Other comprehensive income (loss) before reclassifications	(17,165)	—	263	(16,902)
Net current-period other comprehensive income (loss)	(17,165)	—	263	(16,902)

Balances at September 28, 2025	$(99,978)	$—	$4,201	$(95,777)

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
Contingent Consideration.    We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 2, "Basis of Presentation" and Note 5, "Acquisitions and Divestitures" for further information).
Debt.    The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement). The carrying value of our long-term debt under our credit facility approximated fair value at the end of our fiscal 2025 and 2024. At fiscal 2025 year-end, we had $200 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and no borrowings under the Amended Revolving Credit Facility.

The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of fiscal 2025. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets. The carrying amounts and estimated fair values of the Convertible Notes were approximately $566 million and $620 million, respectively, at September 28, 2025, and $564 million and $743 million, respectively, at September 29, 2024 (see Note 9, "Long-Term Debt").
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
On July 15, 2019, following an initial January 14, 2019 filing, the Civil Division of the United States Attorney's Office of the United States Department of Justice ("the USAO") filed an amended complaint in the intervention of three qui tam actions filed against our wholly-owned subsidiary, Tetra Tech EC, Inc. ("TtEC"), in the U.S. District Court for the Northern District of California ("the Court"). The complaint alleged False Claims Act ("FCA") violations and breach of contract related to TtEC's contracts to perform environmental remediation services at the former Hunters Point Naval Shipyard in San Francisco, California (the "Covered Conduct"). On March 5, 2024, the Court granted the USAO's motion to amend the filing to include additional claims against TtEC under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and common law.
To explore whether a negotiated resolution was possible, TtEC began engaging in discussions with the USAO during the first quarter of fiscal 2025 regarding a potential resolution of all claims. On January 17, 2025, TtEC entered into a settlement agreement with the United States of America, acting through the USAO and on behalf of the Department of the Navy (collectively, the "United States"), and also filed a proposed consent decree with the Court, to resolve this litigation.
TtEC entered into the settlement agreement and consent decree to avoid delay, uncertainty and expense of protracted litigation. The settlement agreement and consent decree contain no admission of liability by TtEC.
Under the terms of the settlement agreement and consent decree, TtEC agreed to pay the United States $57 million and $40 million for FCA and CERCLA claims, respectively (the "Settlement Amounts"). In the second quarter of fiscal 2025, we paid the $57 million settlement related to the FCA claim. The $40 million CERCLA settlement payment was in the fourth quarter of fiscal 2025. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States released TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
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
19.         Reportable Segments
We manage our operations under two reportable segments, GSG and CIG.
GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local) and international development agencies worldwide. GSG supports U.S. government civilian and defense agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste.
CIG provides high-end consulting and engineering services to U.S. commercial clients, and international clients, inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial, high-

performance buildings and aerospace markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and South America (primarily Brazil).
Our Chief Executive Officer serves as the chief operating decision maker (“CODM”) and is responsible for evaluating segment performance and allocating resources to our segments. The CODM assesses segment revenue and segment operating income on a monthly basis by comparing actual results against the annual plan. This evaluation supports strategic decisions related to segment profitability, resource allocation, pricing strategies, and cost optimization. The segment operating income is presented before amortization expense associated with acquisitions and other unallocated corporate costs. It is calculated as revenue less subcontractor costs, and other segment items including other costs of revenue and segment selling, general, and administrative expenses.
Certain expenses are not allocated to GSG and CIG segments for purposes of making operating decisions or evaluating financial performance and are reported under corporate expenses. These expenses include amortization of intangibles, goodwill impairment charges, contingent consideration gains and losses, acquisition and integration expenses, certain legal contingency costs, as well as other costs and benefits that our CODM deems to be enterprise in nature. Corporate expenses also include stock-based compensation expense related to corporate employees.
We account for inter-segment revenue and transfers as if they were to third parties; that is, by applying a negotiated fee onto the costs of the services performed. All significant intercompany balances and transactions are eliminated in consolidation.
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. The accounting policies for segment reporting are the same as for our consolidated financial statements. The tables below present financial information of our reportable segments (in thousands):

	Fiscal Year Ended September 28, 2025
	GSG	CIG	Total

Revenue from external customers	$2,637,426	$2,805,164	$5,442,590
Inter-segment revenue	36,483	39,483	75,966
Segment revenue	2,673,909	2,844,647	5,518,556

Elimination of inter-segment revenue			(75,966)
Total consolidated revenue			5,442,590

Subcontractor costs - external	(504,644)	(320,586)	(825,230)
Subcontractor costs - inter-segment	(39,483)	(36,483)	(75,966)
Segment subcontractor costs	(544,127)	(357,069)	(901,196)

Elimination of inter-segment subcontractor costs			75,966
Total consolidated subcontractor costs			(825,230)

Other segment items (1)	(1,789,231)	(2,130,713)	(3,919,944)
Segment operating income	340,551	356,865	697,416

Reconciliation of profit (segment operating income):
Legal contingency costs			(115,000)
Impairment of goodwill			(92,416)
Contingent consideration – fair value adjustments			12,228
Interest income			9,837
Interest expense			(40,639)
Other corporate expenses (3)			(93,809)
Income before income tax expense			$377,617

	Fiscal Year Ended September 29, 2024
	GSG	CIG	Total

Revenue from external customers	$2,445,746	$2,752,933	$5,198,679
Inter-segment revenue	37,609	33,798	71,407
Segment revenue	2,483,355	2,786,731	5,270,086

Elimination of inter-segment revenue			(71,407)
Total consolidated revenue			5,198,679

Subcontractor costs - external	(539,579)	(337,238)	(876,817)
Subcontractor costs - inter-segment	(33,798)	(37,609)	(71,407)
Segment subcontractor costs	(573,377)	(374,847)	(948,224)

Elimination of inter-segment subcontractor costs			71,407
Total consolidated subcontractor costs			(876,817)

Other segment items (1)	(1,628,952)	(2,083,374)	(3,712,326)
Segment operating income	281,026	328,510	609,536

Reconciliation of profit (segment operating income):
Acquisition and integration expenses			(7,138)
Contingent consideration – fair value adjustments			(2,541)
Interest income			7,288
Interest expense			(44,559)
Other corporate expenses (3)			(99,120)
Income before income tax expense			$463,466

	Fiscal Year Ended October 1, 2023
	GSG	CIG	Total

Revenue from external customers	$2,128,330	$2,394,220	$4,522,550
Inter-segment revenue	30,559	30,429	60,988
Segment revenue	2,158,889	2,424,649	4,583,538

Elimination of inter-segment revenue			(60,988)
Total consolidated revenue			4,522,550

Subcontractor costs - external	(493,020)	(278,441)	(771,461)
Subcontractor costs - inter-segment	(30,429)	(30,559)	(60,988)
Segment subcontractor costs	(523,449)	(309,000)	(832,449)

Elimination of inter-segment subcontractor costs			60,988
Total consolidated subcontractor costs			(771,461)

Other segment items (1)(2)	(1,403,678)	(1,871,899)	(3,275,577)
Segment operating income	231,762	243,750	475,512

Reconciliation of profit (segment operating income):
Acquisition and integration expenses			(28,105)
Right-of-use operating lease asset impairment			(1,158)

Contingent consideration – fair value adjustments	(12,255)
Interest income	5,898
Interest expense	(52,435)
Other non-operating income	89,402
Other corporate expenses (3)	(75,881)
Income before income tax expense	$400,978

(1) These amounts include $3.0 million, $3.3 million and $3.3 million of GSG depreciation expense for fiscal 2025, 2024 and 2023, respectively, and $17.8 million, $20.1 million and $16.3 million of CIG depreciation expense for fiscal 2025, 2024 and 2023, respectively. Additionally, our GSG other segment items include the equity in the net income of investees accounted for by the equity method of $1.1 million, $1.6 million and $2.8 million for fiscal 2025, 2024 and 2023, respectively. Our CIG other segment items also reflect the equity in the net income of investees accounted for by the equity method of $2.5 million, $3.3 million and $3.2 million for fiscal 2025, 2024 and 2023, respectively.
(2) The fiscal 2023 amounts include lease impairment of $15.1 million ($6.8 million in GSG and $8.3 million in CIG) as well as acquisition and integration expenses of $5.1 million in CIG.
(3) Other corporate expenses include the amortization expense of intangible assets of $37.1 million, $50.0 million and $41.2 million for fiscal 2025, 2024 and 2023, respectively. These amounts also include $19.3 million, $18.5 million and $16.4 million of stock-based compensation expense for fiscal 2025, 2024 and 2023, respectively.
The table below presents revenue by geographic area (in thousands):

	Fiscal Year Ended
Revenue:	September 28, 2025	September 29, 2024	October 1, 2023

United States	$3,445,844	$3,198,823	$2,863,635
United Kingdom	771,723	711,617	601,157
Australia	489,102	529,114	449,507
Canada	512,295	498,575	436,222
Others	223,626	260,550	172,029
Total	$5,442,590	$5,198,679	$4,522,550

Long-lived assets consist of property and equipment and exclude other assets, operating lease assets, goodwill, intangible assets and deferred tax assets. The following table presents long-lived assets by geographic area (in thousands):

	Fiscal Year Ended
Long-lived assets:	September 28, 2025	September 29, 2024

United States	$15,675	$17,612
United Kingdom	20,756	19,503
Australia	10,793	11,990
Netherlands	8,932	12,371
Canada	7,181	8,177
Others	2,811	3,412
Total	$66,148	$73,065
20.         Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024	October 1, 2023

Revenue	$64,454	$67,744	$83,148
Related reimbursable costs	57,777	61,637	78,489
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	Fiscal Year Ended
	September 28, 2025	September 29, 2024

Accounts receivable, net	$14,848	$15,612
Contract assets	1,154	1,625
Contract liabilities	(6,583)	(4,237)
21.         Quarterly Financial Information – Unaudited
In the opinion of management, the following unaudited quarterly data for the fiscal 2025 and 2024 reflect all adjustments necessary for a fair statement of the results of operations (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2025
Revenue	$1,420,561	$1,322,113	$1,369,816	$1,330,100
Income from operations	22,526	39,603	164,986	181,304
Net income attributable to Tetra Tech	747	5,388	113,844	127,745
Earnings per share attributable to Tetra Tech:
Basic	$—	$0.02	$0.43	$0.49
Diluted	$—	$0.02	$0.43	$0.48

Weighted-average common shares outstanding:
Basic	267,854	265,728	263,026	262,184
Diluted	271,886	267,439	264,855	264,247

Fiscal Year 2024
Revenue	$1,228,267	$1,251,616	$1,344,323	$1,374,473
Income from operations	111,081	117,683	128,630	143,343
Net income attributable to Tetra Tech	74,972	76,446	85,810	96,154
Earnings per share attributable to Tetra Tech:
Basic	$0.28	$0.29	$0.32	$0.36
Diluted	$0.28	$0.28	$0.32	$0.35

Weighted-average common shares outstanding:
Basic	266,585	267,420	267,575	267,687
Diluted	268,690	269,375	270,260	271,656

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
              Evaluation of disclosure controls and procedures and changes in internal control over financial reporting
At September 28, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at September 28, 2025, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Based upon this assessment, management has concluded that our internal control over financial reporting was effective at September 28, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated November 20, 2025, appears on pages 46-47 of this Form 10-K.
Consistent with the guidance issued by the Securities and Exchange Commission Staff, management's assessment of internal control over financial reporting excluded SAGE Group Holdings ("SAGE"), which we acquired on June 27, 2025. SAGE is a wholly owned subsidiary whose total assets and total revenues represent 1.2% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
During fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Exchange Act, and regarding our Audit Committee is included under the captions "Item No. 1 – Election of Directors"

and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.
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
Item 11.    Executive Compensation
The information required by this item is included under the captions "Item No. 1 – Election of Directors" and "Executive Compensation Tables" in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included under the caption "Security Ownership of Management and Significant Stockholders" in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption "Related Person Transactions," and the information required by this item relating to director independence is included under the caption "Item No. 1 – Election of Directors," in each case in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.
Item 14.    Principal Accounting Fees and Services
The information required by this item is included under the caption "Item No. 4 – Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2026 Annual Meeting of Stockholders and is incorporated by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)		Documents filed as part of this report	Page
	1	Consolidated financial statements
		Consolidated Balance Sheets at September 28, 2025 and September 29, 2024	48
		Consolidated Statements of Income for the fiscal years ended September 28, 2025, September 29, 2024 and October 1, 2023	49
		Consolidated Statements of Comprehensive Income for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023	50
		Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2025, September 29, 2024 and October 1, 2023	51
		Consolidated Statements of Equity for the fiscal years ended September 28, 2025, September 29, 2024 and October 1, 2023	52
		Notes to Consolidated Financial Statements	54
		Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
	2	Consolidated financial statement Schedule
		Schedule II – Valuation and Qualifying Accounts and Reserves for the fiscal years ended September 28, 2025, September 29, 2024 and October 1, 2023	90
		All other schedules are omitted because they are neither applicable nor required
	3	Exhibits
		The exhibit list in the Index to Exhibits is incorporated by reference as the list of exhibits required as part of this Report.	91
Tetra Tech, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended
October 1, 2023, September 29, 2024 and September 28, 2025
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Other (2)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal 2023	$3,749	$813	$(137)	540	$4,965
Fiscal 2024	4,965	2,765	(2,929)	51	4,852
Fiscal 2025	4,852	4,268	(2,182)	(22)	6,916

Income tax valuation allowance:
Fiscal 2023	$12,286	$—	$(127)	$4,400	$16,559
Fiscal 2024	16,559	—	(720)	1,002	16,841
Fiscal 2025	16,841	3,246	—	(2,297)	17,790

(1) Primarily represents write-offs of uncollectible amounts, net of recoveries for the allowance for doubtful accounts.
(2) Includes losses in foreign jurisdictions, currency adjustments and valuation allowance adjustments related to net operating loss carry-forwards.

INDEX TO EXHIBITS

2.1	Rule 2.7 Announcement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 26, 2022).
2.2	Cooperation Agreement, dated as of September 23, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 26, 2022).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 26, 2009).
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
10.1
Fourth Amended and Restated Credit Agreement dated as of May 5, 2025 among Tetra Tech, Inc., Tetra Tech Canada Holding Corporation, Tetra Tech UK Holdings Limited, Tetra Tech Coffey Pty., Ltd., the subsidiary guarantors and the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 7, 2025).

10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2023).
10.3	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012).
10.4	2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to the Company's Proxy Statement for its 2012 Annual Meeting of Stockholders held on February 28, 2012).*
10.5
First Amendment to the 2005 Equity Incentive Plan (as amended through November 7, 2011) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

10.6	2015 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2015 Annual Meeting of Stockholders held on March 5, 2015).*
10.7	2018 Equity Incentive Plan (incorporated by reference to the Company's Proxy Statement for its 2018 Annual Meeting of Stockholders held on March 8, 2018).*
10.8
Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 2004).*

10.9	Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2020).*
10.10	Change of Control Severance Plan effective March 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 2018).*

10.11
Executive Compensation Plan (as amended and restated November 14, 2013) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2013).*

19.1	Tech, Inc. and Subsidiaries Insider Trading Policy.+
19.2	Tetra Tech, Inc. and Subsidiaries Insider Trading Policy – Pre-Clearance and Blackout Procedures.+
21	Subsidiaries of the Company.+
23	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).+
24	Power of Attorney (included on page 94 of this Annual Report on Form 10-K).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).+
32.1	Certification of Chief Executive Officer pursuant to Section 1350.+
32.2	Certification of Chief Financial Officer pursuant to Section 1350.+
95	Mine Safety Disclosures.+
97.1	Incentive Compensation Recoupment Policy +
101	The following financial information from our Company's Annual Report on Form 10-K, for the period ended September 28, 2025, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.+

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________________________________________________________

*	Indicates a management contract or compensatory arrangement.
+	Filed herewith.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA TECH, INC.
	By:	/s/ DAN L. BATRACK
Date: November 20, 2025		Dan L. Batrack Chairman, Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAN L. BATRACK	Chairman, Chief Executive Officer and President	November 20, 2025
Dan L. Batrack	(Principal Executive Officer)
/s/ STEVEN M. BURDICK	Executive Vice President, Chief Financial Officer	November 20, 2025
Steven M. Burdick	(Principal Financial Officer)
/s/ BRIAN N. CARTER	Senior Vice President, Corporate Controller	November 20, 2025
Brian N. Carter	(Principal Accounting Officer)
/s/ GARY R. BIRKENBEUEL	Director	November 20, 2025
Gary R. Birkenbeuel
/s/ PRASHANT GANDHI	Director	November 20, 2025
Prashant Gandhi
/s/ CHRISTIANA OBIAYA	Director	November 20, 2025
Christiana Obiaya
/s/ KIMBERLY E. RITRIEVI	Director	November 20, 2025
Kimberly E. Ritrievi
/s/ KIRSTEN M. VOLPI	Director	November 20, 2025
Kirsten M. Volpi