Form 10-Q
period 2025-12-28
TETRA TECH INC
filed 2026-01-30
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 28, 2025

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
Yes ☐   No  ☒

At January 19, 2026, 260,807,561 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	December 28, 2025	September 28, 2025
Current assets:
Cash and cash equivalents	$269,448	$167,459
Accounts receivable, net	1,082,417	1,158,928
Contract assets	140,429	138,232
Prepaid expenses and other current assets	112,145	98,768
Assets held-for-sale	—	57,502
Total current assets	1,604,439	1,620,889

Property and equipment, net	65,395	66,148
Right-of-use assets, operating leases	199,552	197,618
Goodwill	2,065,914	2,049,874
Intangible assets, net	113,567	121,160
Deferred tax assets	92,638	106,238
Other non-current assets	123,222	120,247
Total assets	$4,264,727	$4,282,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,730	$204,725
Accrued compensation	221,817	346,912
Contract liabilities	435,373	420,254
Short-term lease liabilities, operating leases	69,681	69,099
Current contingent earn-out liabilities	18,093	24,826
Liabilities held-for-sale	—	25,115
Other current liabilities	279,100	288,113
Total current liabilities	1,220,794	1,379,044

Deferred tax liabilities	20,171	21,333
Long-term debt	834,256	763,363
Long-term lease liabilities, operating leases	154,444	154,695
Non-current contingent earn-out liabilities	33,299	32,135
Other non-current liabilities	155,125	151,440

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at December 28, 2025 and September 28, 2025	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 260,811 and 261,418 shares at December 28, 2025 and September 28, 2025, respectively	2,608	2,614
Accumulated other comprehensive loss	(76,356)	(95,777)
Retained earnings	1,919,840	1,872,948
Tetra Tech stockholders’ equity	1,846,092	1,779,785
Noncontrolling interests	546	379
Total stockholders' equity	1,846,638	1,780,164
Total liabilities and stockholders' equity	$4,264,727	$4,282,174
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended
	December 28, 2025	December 29, 2024
Revenue	$1,210,663	$1,420,561
Subcontractor costs	(173,487)	(223,231)
Other costs of revenue	(816,805)	(975,853)
Gross profit	220,371	221,477
Selling, general and administrative expenses	(86,824)	(84,317)
Legal contingency costs	—	(115,000)
Contingent consideration – fair value adjustments	7,447	366
Income from operations	140,994	22,526
Interest expense, net	(7,128)	(7,218)
Other non-operating income	7,710	—
Income before income tax expense	141,576	15,308
Income tax expense	(36,354)	(14,530)
Net income	105,222	778
Net income attributable to noncontrolling interests	(194)	(31)
Net income attributable to Tetra Tech	$105,028	$747
Earnings per share attributable to Tetra Tech:
Basic	$0.40	$—
Diluted	$0.40	$—
Weighted-average common shares outstanding:
Basic	260,809	267,854
Diluted	262,731	271,886
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income
(unaudited – in thousands)

	Three Months Ended
	December 28, 2025	December 29, 2024
Net income	$105,222	$778

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	19,726	(108,846)
Net pension adjustments	(305)	(33)
Other comprehensive income (loss), net of tax	19,421	(108,879)

Comprehensive income (loss), net of tax	124,643	(108,101)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	194	31
Comprehensive income (loss) attributable to Tetra Tech, net of tax	$124,449	$(108,132)
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Three Months Ended
	December 28, 2025	December 29, 2024
Cash flows from operating activities:
Net income	$105,222	$778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,996	16,063
Amortization of stock-based awards	8,182	8,142
Deferred income taxes	13,085	767
Gain on sale of divested business	(7,710)	—
Fair value adjustments to contingent consideration	(7,447)	(366)
Other non-cash items	1,821	1,141
Changes in operating assets and liabilities, net of effects of divestiture:
Accounts receivable and contract assets	79,945	(91,725)
Prepaid expenses and other assets	(17,927)	(26,186)
Accounts payable	(8,824)	44,194
Accrued compensation	(126,658)	(101,641)
Contract liabilities	13,213	27,527
Income taxes receivable/payable	2,450	(1,538)
Cash settled on contingent earn-out liabilities	—	(2,720)
Other liabilities	2,919	138,627
Net cash provided by operating activities	72,267	13,063
Cash flows from investing activities:
Capital expenditures	(4,152)	(3,433)
Proceeds from divested business, net	41,612	—
Net cash provided by (used in) investing activities	37,460	(3,433)
Cash flows from financing activities:
Proceeds from borrowings	70,000	90,000
Repayments on long-term debt	—	(15,000)
Repurchases of common stock	(50,000)	(25,000)
Shares repurchased for tax withholdings on share-based awards	(11,864)	(13,307)
Payments of contingent earn-out liabilities	—	(145)
Stock options exercised	10	114
Dividends paid	(16,937)	(15,549)
Principal payments on finance leases	(2,083)	(1,719)
Net cash provided by (used in) financing activities	(10,874)	19,394

Effect of exchange rate changes on cash and cash equivalents	2,223	(13,609)

Net increase in cash and cash equivalents	101,076	15,415
Cash and cash equivalents at beginning of period	168,372	232,689
Cash and cash equivalents at end of period	$269,448	$248,104
Supplemental information:
Cash paid during the period for:
Interest	$3,750	$4,295
Income taxes, net of refunds received of $1.5 million and $1.7 million	$19,285	$14,489
Non-cash financing activities:
Excise taxes accrued but not paid	$2,113	$—

Reconciliation of cash and cash equivalents at beginning of period:
Cash and cash equivalents	$167,459	$232,689
Cash and cash equivalents included in assets held-for-sale	913	—
Total	$168,372	$232,689
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended December 29, 2024 and December 28, 2025
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	747	747	31	778
Foreign currency translations adjustments	—	—	—	(108,846)	—	(108,846)	—	(108,846)
Net pension adjustments	—	—	—	(33)	—	(33)	—	(33)
Cash dividends of $0.058 per common share	—	—	—	—	(15,549)	(15,549)	—	(15,549)
Stock-based compensation	—	—	8,142	—	—	8,142	—	8,142
Restricted & performance shares released	432	5	(13,312)	—	—	(13,307)	—	(13,307)
Stock options exercised	21	—	114	—	—	114	—	114
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchase	(600)	(6)	(24,994)	—	—	(25,000)	—	(25,000)
BALANCE AT DECEMBER 29, 2024	268,028	$2,680	$21,153	$(187,754)	$1,855,818	$1,691,897	$122	$1,692,019

BALANCE AT SEPTEMBER 28, 2025	261,418	$2,614	$—	$(95,777)	$1,872,948	$1,779,785	$379	$1,780,164
Net income	—	—	—	—	105,028	105,028	194	105,222
Foreign currency translations adjustments	—	—	—	19,726	—	19,726	—	19,726
Net pension adjustments	—	—	—	(305)	—	(305)	—	(305)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Cash dividends of $0.065 per common share	—	—	—	—	(16,937)	(16,937)	—	(16,937)
Stock-based compensation	—	—	8,182	—	—	8,182	—	8,182
Restricted & performance shares released	433	4	(11,868)	—	—	(11,864)	—	(11,864)
Stock options exercised	1	—	10	—	—	10	—	10
Shares issued for Employee Stock Purchase Plan	429	4	12,566	—	—	12,570	—	12,570
Stock repurchases	(1,482)	(14)	(8,890)	—	(41,199)	(50,103)	—	(50,103)
BALANCE AT DECEMBER 28, 2025	260,799	$2,608	$—	$(76,356)	$1,919,840	$1,846,092	$546	$1,846,638
See Notes to Consolidated Financial Statements.

TETRA TECH, INC.
Notes to Consolidated Financial Statements
1.                                      Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes of Tetra Tech, Inc. (“we,” “us,” “our” or "Tetra Tech") have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025.
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
Beginning in fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients, markets and geographies that they serve. Prior year amounts for reportable segments have been revised to conform to the current year presentation.
2.                                   Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software guidance in subtopic 350-40. The guidance removes all references to project stages throughout Accounting Standards Codification ("ASC") 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The amendments in this ASU are effective for annual periods beginning after December 15, 2027 (fiscal 2029 for us). Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements; however, we do not plan to adopt it before fiscal 2029.
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

3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Client Sector:
U.S. federal government (1)	$272,598	$501,848
U.S. state and local government	171,473	202,987
U.S. commercial	225,352	233,591
International (2)	541,240	482,135
Total	$1,210,663	$1,420,561

Contract Type:
Fixed-price	$572,442	$519,822
Time-and-materials	543,098	598,948
Cost-plus	95,123	301,791
Total	$1,210,663	$1,420,561

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the first quarters of fiscal 2026 and 2025.
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

	As of
	December 28, 2025	September 28, 2025

Contract assets (1)	$140,429	$138,232
Contract liabilities - current	(435,373)	(420,254)
Contract liabilities - non-current (2)	(3,021)	(2,628)
Net contract liabilities	$(297,965)	$(284,650)

(1)    Includes $11.0 million and $12.8 million of contract retentions at December 28, 2025 and September 28, 2025, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of December 28, 2025 and September 28, 2025.

For the first quarters of fiscal 2026 and 2025, we recognized revenue of approximately $160 million and $116 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2025 and 2024, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, in the first quarters of fiscal 2026 and 2025, we recognized net favorable revenue and operating income adjustments of approximately $18 million and $3 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	December 28, 2025	September 28, 2025

Billed	$778,025	$855,026
Unbilled	308,591	310,818
Total accounts receivable	1,086,616	1,165,844
Allowance for doubtful accounts	(4,199)	(6,916)
Total accounts receivable, net	$1,082,417	$1,158,928
Billed accounts receivable represent amounts billed to clients that have not yet been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at December 28, 2025 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We estimate the allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including client delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at December 28, 2025 and September 28, 2025.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $3.9 billion of RUPO at December 28, 2025. Our RUPO increases with awards from new contracts or additions on existing contracts, and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at December 28, 2025 over the following periods (in thousands):

Amount

Within 12 months	$2,775,919
Beyond (1)	1,146,365
Total	$3,922,284

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

4.            Acquisitions and Divestitures
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
Both CAW and SAGE are included in our Commercial/International Services Group ("CIG") segment. The aggregate fair value of the purchase price of these two acquisitions was $147 million. This amount consisted of $104 million in initial cash payments and $43 million of the estimated fair value of contingent earn-out obligations, with a maximum of $60 million, based on the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The allocation of the $147 million purchase price consists of $13 million to net tangible assets, $14 million to identifiable intangible assets, $4 million to deferred income tax liability and $124 million to goodwill. The purchase price allocations for these acquisitions are preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
Both of the aforementioned acquisitions in fiscal 2025 were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
The fiscal 2025 goodwill additions from the CAW and SAGE acquisitions reflect the anticipated synergies related to proven systems and technology in project management, cost management, project controls and automation services which will provide superior project outcomes and drive digital transformation for defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. Goodwill additions in fiscal 2025 were not tax deductible.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first quarter of fiscal 2026, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Beginning balance	$56,961	$48,746
Payments of contingent consideration	—	(2,865)
Adjustments to fair value recorded in earnings	(7,447)	(366)
Interest accretion expense	863	645
Effect of foreign currency exchange rate changes	1,015	—
Ending balance	$51,392	$46,160
As of December 28, 2025, the total potential maximum outstanding contingent consideration related to acquisitions was $120.2 million.
Subsequent Event. On January 16, 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. With 600 employees, Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik will be included in our Government Services Group (“GSG”) segment. The results of the Halvik acquisition will be included in our consolidated financial statements beginning on its closing date.
Divestiture
In the first quarter of fiscal 2026, we divested our operations in Norway, which were in our CIG segment. We received proceeds of $41.6 million and recognized a non-operating gain of $7.7 million in our consolidated statements of income.
In accordance with FASB ASC Topic 205, “Presentation of Financial Statements,” we determined that the divestiture of our Norwegian operations did not represent a strategic shift that would have a material effect on our consolidated results of operations, and therefore it’s results of operations are not reported as discontinued operations. We also concluded that the planned divestiture in fiscal 2025 met all the requisite held-for-sale criteria. Therefore, the related assets and liabilities were reclassified as held-for-sale on our consolidated balance sheet as of September 28, 2025.
5.            Goodwill and Intangible Assets
Beginning in fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients and markets that they serve. As a result, we reallocated goodwill between our GSG and CIG reportable segments on a relative fair value basis.
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Goodwill reallocation	83,179	(83,179)	—
Translation adjustments	2,504	13,536	16,040
Balance at December 28, 2025	$744,194	$1,321,720	$2,065,914
Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments. The gross amounts for GSG were $854.3 million and $768.6 million at December 28, 2025 and September 28, 2025, respectively, excluding accumulated impairment of $110.1 million at each date. The gross amounts of goodwill for CIG were $1,443.2 million and $1,512.9 million at December 28, 2025 and September 28, 2025, respectively, excluding accumulated impairment of $121.5 million at each period end.
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at June 30, 2025 (i.e. the first day of our fourth quarter in fiscal 2025) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At June 30, 2025, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 38%, except for our Global Development Services reporting unit ("GDS") as described below.

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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of the goodwill in GDS. GDS provided consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies were supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity was historically for the United States Agency for International Development ("USAID").
On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of USAID programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience. As a result of these events and circumstances, we performed an interim impairment review of the goodwill in GDS in the second quarter of 2025.
We considered two methods to determine the fair value of the GDS reporting unit: (i) the Income Approach and (ii) the Market Approach. While each of these approaches were initially considered in the valuation of the business enterprise, the nature and characteristic of the reporting unit indicated which approach was most applicable. The Income Approach utilizes the discounted cash flow method, which focuses on the expected cash flow of the reporting unit. In applying this approach, the cash flow available for distribution is calculated for a finite period of years. Cash flow available for distribution is defined, for purposes of this analysis, as the amount of cash that could be distributed as a dividend without impairing the future profitability or operations of the reporting unit. The cash flow available for distribution and the terminal value (the value of the reporting unit at the end of the estimation period) are then discounted to present value to derive an indication of the value of the business enterprise. The Market Approach is comprised of the guideline public company method and guideline transactions method. The guideline company method focuses on comparing the reporting unit to select reasonably similar (or “guideline”) publicly traded companies. Under this method, valuation multiples are (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the reporting units relative to the selected guideline companies; and (iii) applied to the operating data of the reporting unit to arrive at an indication of value. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries.
For the interim impairment analysis of GDS, we utilized the Income Approach as it had the most direct correlation to the specific economics of the reporting unit. The estimated fair value of equity of GDS was made using Level 3 inputs including the estimated discount rate that reflected the level of risk associated with receiving future cash flows and the forecasted long-term growth rates of GDS's revenue and operating income. Based on our analysis, an impairment of $92.4 million was calculated as the deficit between the fair value of equity of the GDS reporting unit as compared to its carrying value, including goodwill of $130.5 million at our fiscal period end for February 2025. As a result, we recorded a non-cash goodwill impairment charge of $92.4 million included in operating income in the second quarter of fiscal 2025. The remaining $38.1 million of goodwill in GDS was primarily supported by our work for the Australia and United Kingdom foreign aid government agencies.
As of the annual impairment review date, the estimated fair value of the GDS reporting unit continued to approximate its carrying value. Accordingly, a future reduction in these governments’ foreign aid budgets could have resulted in additional impairment. The related long-term assets other than goodwill were not material. Effective the first day of fiscal 2026, we eliminated GDS and realigned its remaining operations with other existing reporting units based on their common geographic markets.

The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	December 28, 2025				September 28, 2025
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	7.2	$170,967	$(61,242)	$109,725	$169,807	$(56,241)	$113,566
Backlog	0.7	44,241	(41,847)	2,394	43,919	(40,397)	3,522
Trade names	0.4	35,056	(33,608)	1,448	34,805	(30,733)	4,072
Total		$250,264	$(136,697)	$113,567	$248,531	$(127,371)	$121,160
Amortization expense for the identifiable intangible assets for the first quarter of fiscal 2026 was $8.4 million compared to $10.7 million for the prior-year period. Estimated amortization expense for the remainder of fiscal 2026 and succeeding years is as follows (in thousands):

Amount

2026 (remaining)	$18,201
2027	17,519
2028	16,755
2029	15,835
2030	11,666
Beyond	33,591
Total	$113,567
6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	December 28, 2025	September 28, 2025

Equipment, furniture and fixtures	$144,666	$140,695
Leasehold improvements	47,603	46,883
Total property and equipment	192,269	187,578
Accumulated depreciation	(126,874)	(121,430)
Property and equipment, net	$65,395	$66,148
For the first quarter of fiscal 2026, our depreciation expense related to property and equipment was $5.6 million compared to $5.4 million for the fiscal 2025 period.
7.                                     Stock Repurchase and Dividends
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first quarter of fiscal 2026, we repurchased and settled 1,482,116 shares with an average price of $33.74 per share for a total cost of $50.0 million in the open market. We repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market in the first quarter of fiscal 2025. At December 28, 2025, we had a remaining balance of $547.8 million under our stock repurchase programs.

The following table presents dividends declared and paid in the first quarters of fiscal 2026 and 2025:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 10, 2025	$0.065	December 1, 2025	December 12, 2025	$16,937

November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
Subsequent Events. On January 26, 2026, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on February 27, 2026 to stockholders of record as of the close of business on February 12, 2026.
8.                                     Leases
Our operating leases are primarily for corporate and project office spaces. To a much lesser extent, we have operating leases for vehicles and equipment. Our operating leases have remaining lease terms of one month to ten years, some of which may include options to extend the leases for up to seven years.
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
The components of lease costs are as follows (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Operating lease cost	$26,778	$25,916
Sublease income	(241)	(219)
Total lease cost	$26,537	$25,697

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Operating cash flows for operating leases	$20,229	$18,523
Right-of-use assets obtained in exchange for new operating lease liabilities	20,417	15,207
Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	December 28, 2025	September 28, 2025

Operating leases:
Right-of-use assets	$199,552	$197,618

Lease liabilities:
Current	69,681	69,099
Non-current	154,444	154,695
Total operating lease liabilities	$224,125	$223,794

Weighted-average remaining lease term:
Operating leases	4.2 years	4.4 years
Weighted-average discount rate:
Operating leases	4.3%	4.2%
At December 28, 2025, we had $13.4 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at December 28, 2025 is as follows (in thousands):

Operating Leases

2026 (remaining)	$58,606
2027	68,476
2028	45,622
2029	29,621
2030	22,364
Beyond	21,160
Total lease payments	245,849
Less: imputed interest	(21,724)
Total present value of lease liabilities	$224,125
9.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three months ended December 28, 2025 was $8.2 million, compared to $8.1 million for the same period last year. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first quarter of fiscal 2026, we awarded 311,026 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $35.54 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 568,455 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $35.33 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.

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
For the first quarter of fiscal 2026, our Convertible Notes, described in Note 13, "Long-Term Debt", had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. For the first quarter of fiscal 2025, the Convertible Notes had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related capped call transactions (the "Capped Call Transactions") for both periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the first quarters of fiscal 2026 and 2025, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	December 28, 2025	December 29, 2024

Net income attributable to Tetra Tech	$105,028	$747

Weighted-average common shares outstanding – basic	260,809	267,854
Effect of dilutive stock options and unvested restricted stock	1,922	2,160
Shares issuable assuming conversion of convertible notes	—	1,872
Weighted-average common shares outstanding – diluted	262,731	271,886

Earnings per share attributable to Tetra Tech:
Basic	$0.40	$—
Diluted	$0.40	$—
11.                                  Income Taxes
The effective tax rates for the first quarters of fiscal 2026 and 2025 were 25.7% and 94.9%, respectively. Income tax expense was increased by $0.1 million of excess tax expenses and reduced by $1.0 million of excess tax benefits on share-based payments in the first three months of fiscal 2026 and 2025, respectively. In addition, in the first quarter of fiscal 2026, we recognized a $7.7 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures”. The gain is not taxable for income tax purposes. In the first quarter of fiscal 2025, we also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 16, "Commitments and Contingencies". We determined that $31.3 million of this charge is not tax deductible. Excluding the impact of the excess tax expenses on share-based payments, the gain from sale in the first quarter of fiscal 2026 and the legal contingency charge in the first quarter of fiscal 2025, our effective tax rates in the first three months of fiscal 2026 and 2025 were 27.1% and 27.8%, respectively.
At December 28, 2025 and September 28, 2025, the liability for income taxes associated with uncertain tax positions was $53.8 million and $52.8 million, respectively. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions may significantly decrease within the next 12 months. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
12.                               Reportable Segments
We manage our operations under two reportable segments, GSG and CIG.
Beginning in fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients, markets and geographies that they serve. Prior year amounts for reportable segments have been revised to conform to the current year presentation.
GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local). GSG supports U.S. government defense and civilian agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste.
CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial and high performance buildings markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and Brazil.
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
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. The accounting policies for segment reporting are the same as for our consolidated financial statements. The tables below present financial information of our reportable segments (in thousands):

	Three Months Ended December 28, 2025
	GSG	CIG	Total

Revenue from external customers	$513,478	$697,185	$1,210,663
Inter-segment revenue	12,030	6,993	19,023
Segment revenue	525,508	704,178	1,229,686

Elimination of inter-segment revenue			(19,023)
Total consolidated revenue			1,210,663

Subcontractor costs - external	(86,413)	(87,074)	(173,487)
Subcontractor costs - inter-segment	(6,993)	(12,030)	(19,023)
Segment subcontractor costs	(93,406)	(99,104)	(192,510)

Elimination of inter-segment subcontractor costs			19,023
Total consolidated subcontractor costs			(173,487)

Other segment items (1)	(360,685)	(526,154)	(886,839)
Segment operating income	71,417	78,920	150,337

Reconciliation of profit (segment operating income):
Other non-operating income			7,710
Contingent consideration - fair value adjustments			7,447
Interest expense, net			(7,128)
Other corporate expenses (2)			(16,790)
Income before income tax expense			$141,576

	Three Months Ended December 29, 2024
	GSG	CIG	Total

Revenue from external customers	$783,981	$636,580	$1,420,561
Inter-segment revenue	7,371	8,322	15,693
Segment revenue	791,352	644,902	1,436,254

Elimination of inter-segment revenue			(15,693)
Total consolidated revenue			1,420,561

Subcontractor costs - external	(135,656)	(87,575)	(223,231)
Subcontractor costs - inter-segment	(8,322)	(7,371)	(15,693)
Segment subcontractor costs	(143,978)	(94,946)	(238,924)

Elimination of inter-segment subcontractor costs			15,693
Total consolidated subcontractor costs			(223,231)

Other segment items (1)	(555,454)	(480,916)	(1,036,370)
Segment operating income	91,920	69,040	160,960

Reconciliation of profit (segment operating income):
Legal contingency costs			(115,000)
Contingent consideration - fair value adjustments			366
Interest expense, net			(7,218)
Other corporate expenses (2)			(23,800)
Income before income tax expense			$15,308
(1) These amounts include $0.8 million and $0.9 million of GSG depreciation expense for the first quarters of fiscal 2026 and 2025, respectively, and $4.7 million and $4.4 million of CIG depreciation expense for the first quarters of fiscal 2026 and 2025, respectively. Additionally, our GSG other segment items include the equity in the net income of investees accounted for by the equity method of $0.2 million and $0.3 million for the first quarters of fiscal 2026 and 2025, respectively. Our CIG other segment items also reflect the equity in the net income of investees accounted for by the equity method of $0.4 million and $0.5 million for the first quarters of fiscal 2026 and 2025, respectively.
(2) Other corporate expenses include the amortization expense of intangible assets of $8.4 million and $10.7 million for the first quarters of fiscal 2026 and 2025, respectively. These amounts also include $5.1 million and $4.8 million of stock-based compensation expense for the first quarters of fiscal 2026 and 2025, respectively.
13.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	December 28, 2025	September 28, 2025

Credit facilities	$270,000	$200,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(10,744)	(11,637)
Long-term debt	$834,256	$763,363
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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately

$39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At December 28, 2025, the applicable conversion rate was 25.4709 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.26 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	December 28, 2025	September 28, 2025

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(7,909)	(8,625)
Net carrying amount	$567,091	$566,375
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Interest expense	$3,234	$3,234
Amortization of discount and issuance costs	716	697
Total interest expense	$3,950	$3,931
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At December 28, 2025, the adjusted cap price was approximately $51.82 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
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
At December 28, 2025, we had $270 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $70 million borrowings under the Amended Revolving Credit Facility. During the three months ended December 28, 2025, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.25%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 28, 2025, we had $529.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At December 28, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.24x and a consolidated interest coverage ratio of 17.31x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 28, 2025, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $55.0 million. As of December 28, 2025, we had no bank overdrafts related to our disbursement bank accounts.

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
Contingent Consideration. We measure our contingent earn-out liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 4, "Acquisitions and Divestitures" for further information).
Debt. The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025). The carrying value of our long-term debt under our credit facility approximated fair value at December 28, 2025 and September 28, 2025. At December 28, 2025, we had $270 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under our 5Y Term Loan Facility and $70 million borrowings under our revolving credit facility.
The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our first quarter of fiscal 2026. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying values and estimated fair values of our financial instruments that are not recorded at fair value in our consolidated balance sheets, were as follows (in thousands):

	As of December 28, 2025		As of September 28, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Credit facilities	$270,000	$270,000	$200,000	$200,000
Convertible notes	567,091	626,463	566,375	619,735
Total	$837,091	$896,463	$766,375	$819,735
15.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three months ended December 28, 2025 and December 29, 2024 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive loss before reclassifications	(108,846)	(33)	(108,879)
Net current-period other comprehensive loss	(108,846)	(33)	(108,879)

Balance at December 29, 2024	$(191,659)	$3,905	$(187,754)

Balance at September 28, 2025	$(99,978)	$4,201	$(95,777)
Other comprehensive income before reclassifications	20,268	(14)	20,254
Reclassification to earnings from sale of divested business	(542)	(291)	(833)
Net current-period other comprehensive income	19,726	(305)	19,421

Balance at December 28, 2025	$(80,252)	$3,896	$(76,356)
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
TtEC entered into the settlement agreement and consent decree to avoid delay, uncertainty and expense of protracted litigation. The settlement agreement and consent decree contain no admission of liability by TtEC. Under the terms of the settlement agreement and consent decree, TtEC agreed to pay the United States $57 million and $40 million for FCA and CERCLA claims, respectively (the "Settlement Amounts"). In the second quarter of fiscal 2025, we paid the $57 million settlement related to the FCA claim. The $40 million CERCLA settlement payment was made in the fourth quarter of fiscal 2025. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States released TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
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
17.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024

Revenue	$15,757	$16,479
Related reimbursable costs	14,092	14,781
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	December 28, 2025	September 28, 2025

Accounts receivable, net	$13,137	$14,848
Contract assets	1,157	1,154
Contract liabilities	(6,812)	(6,583)

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
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for nearly 60 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. We are working on over 100,000 projects, in more than 100 countries on all seven continents, with more than 25,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We embrace the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended
	December 28, 2025	December 29, 2024

Client Sector
U.S. federal government (1)	22.5%	35.3%
U.S. state and local government	14.2	14.3
U.S. commercial	18.6	16.5
International (2)	44.7	33.9
Total	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
We manage our operations under two reportable segments: Government Services Group reportable segment and Commercial/International Services Group reportable segment.
Government Services Group (“GSG”).  GSG provides high-end consulting and engineering services primarily to U.S. government clients (federal, state and local). GSG supports U.S. government defense and civilian agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste.
Commercial/International Services Group (“CIG”).  CIG primarily provides high-end consulting and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial and high performance buildings markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and Brazil.
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended
	December 28, 2025	December 29, 2024

Reportable Segment
GSG	43.4%	55.7%
CIG	58.2	45.4
Inter-segment elimination	(1.6)	(1.1)
Total	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended
	December 28, 2025	December 29, 2024

Contract Type
Fixed-price	47.2%	36.6%
Time-and-materials	44.9	42.2
Cost-plus	7.9	21.2
Total	100.0%	100.0%
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
Subsequent Event. On January 16, 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. With 600 employees, Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik will be included in our GSG segment.
Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the first quarter of fiscal 2026, we divested our operations in Norway, which were in our CIG segment. We received proceeds of $41.6 million and recognized a non-operating gain of $7.7 million in our consolidated statements of income. In the first quarter of fiscal 2025, we divested a subsidiary in South America and a line of business in Australia, both of which were immaterial.
For detailed information regarding acquisitions, see Note 4, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”.

OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. For the first quarter of fiscal 2026, our revenue declined 14.8% compared to the prior-year quarter primarily due to fewer international development projects in our U.S. federal government client sector and lower disaster response activity in our U.S. state and local government client sector. Our revenue in the first quarter of fiscal 2026 includes approximately $40 million from our recent acquisitions, that did not have comparable revenue for the same quarter last year.
The table below presents our revenue by client sector (amounts in thousands):

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%

Client Sector
U.S. federal government (1)	$272,598	$501,848	$(229,250)	(45.7)%
U.S. state and local government	171,473	202,987	(31,514)	(15.5)
U.S. commercial	225,352	233,591	(8,239)	(3.5)
International (2)	541,240	482,135	59,105	12.3
Total	$1,210,663	$1,420,561	$(209,898)	(14.8)%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
U.S. Federal Government.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$272,598	$501,848	$(229,250)	(45.7)%
Our U.S. federal government revenue decline of 45.7% was primarily due to decreased international development activity in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of United States Agency for International Development ("USAID") programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect and that any remaining international development activity would be administered by the U.S. Department of State ("DOS"). In the first quarter of fiscal 2026, our U.S. federal government revenue included $56.4 million from USAID/DOS programs compared to $283.9 million in the first quarter of last year. We currently expect no significant USAID/DOS revenue in the remainder of fiscal 2026. However, we do expect our U.S. federal revenue to grow for the remainder of this fiscal year, excluding USAID/DOS activities.
U.S. State and Local Government.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$171,473	$202,987	$(31,514)	(15.5)%
Our U.S. state and local government revenue declined 15.5% compared to the fiscal 2025 quarter due to decreased disaster response activity primarily related to Hurricanes Helene and Milton, which occurred in September and October of 2024, respectively. Excluding this disaster response work, our U.S. state and local government revenue increased 10.3% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This growth was due to continued investment by our clients in municipal water infrastructure, including digital water automation. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow in the remainder of fiscal 2026.

U.S. Commercial.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$225,352	$233,591	$(8,239)	(3.5)%
Our U.S. commercial revenue declined 3.5% in the first quarter of fiscal 2026 primarily due to lower activity related to renewable energy, partially offset by increased power transmission services compared to the first quarter of fiscal 2025. We expect our U.S. commercial revenue, excluding renewable energy, to begin showing growth in the second half of fiscal 2026.
International.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$541,240	$482,135	$59,105	12.3%
For the first quarter of fiscal 2026, our international revenue growth of 12.3% reflects increased activities for water utilities including digital water projects, partially offset by decreased infrastructure activities in Australia. Excluding the revenue from fiscal 2025 acquisitions, our international revenue increased 3.5% in the first quarter of fiscal 2026 compared to the fiscal 2025 quarter. We expect the growth in our international work to continue for the remainder of fiscal 2026.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands, except per share data)
Revenue	$1,210,663	$1,420,561	$(209,898)	(14.8)%
Subcontractor costs	(173,487)	(223,231)	49,744	22.3
Revenue, net of subcontractor costs (1)	1,037,176	1,197,330	(160,154)	(13.4)
Other costs of revenue	(816,805)	(975,853)	159,048	16.3
Gross profit	220,371	221,477	(1,106)	(0.5)
Selling, general and administrative expenses	(86,824)	(84,317)	(2,507)	(3.0)
Legal contingency costs	—	(115,000)	115,000	NM
Contingent consideration - fair value adjustments	7,447	366	7,081	NM
Income from operations	140,994	22,526	118,468	525.9
Interest expense	(7,128)	(7,218)	90	1.2
Other non-operating income	7,710	—	7,710	NM
Income before income tax expense	141,576	15,308	126,268	824.8
Income tax expense	(36,354)	(14,530)	(21,824)	(150.2)
Net income	105,222	778	104,444	NM
Net income attributable to noncontrolling interests	(194)	(31)	(163)	(525.8)
Net income attributable to Tetra Tech	$105,028	$747	$104,281	NM
Diluted earnings per share	$0.40	$—	$0.40	NM

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
NM = not meaningful
Our revenue decline in the first quarter of fiscal 2026 primarily reflects decreased revenue in our GSG reportable segment due to the aforementioned reduction in USAID/DOS international development activities. Our GSG segment's revenue and revenue, net of subcontractor costs, declined $265.8 million, or 33.6%, and $215.3 million, or 33.3%, respectively, compared to last year. Our CIG segment's revenue increased $59.3 million, or 9.2%, and revenue, net of subcontractor costs, increased $55.1 million, or 10.0% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.
The following table reconciles our reported results to non-GAAP adjusted results. For the first quarter of fiscal 2026, our adjusted results exclude adjustments to contingent consideration liabilities and the earnings per share ("EPS") contribution from the aforementioned non-operating gain from the sale of our operations in Norway. Additionally, for the first quarter of fiscal 2025, our adjusted results exclude a non-recurring charge of $115.0 million related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there were no income tax expense for the non-operating gain in the first quarter of fiscal 2026 and no tax benefit for $31.3 million of the legal contingency charge in the first quarter of fiscal 2025. The effective tax rates applied to the remaining adjustments to arrive at the adjusted EPS were 27.5% and 25.0% for the first quarters of fiscal 2026 and 2025, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands, except per share data)
Income from operations	$140,994	$22,526	$118,468	525.9%
Legal contingency costs	—	115,000	(115,000)	NM
Earn-out adjustments	(7,447)	(366)	(7,081)	NM
Adjusted income from operations (1)	$133,547	$137,160	$(3,613)	(2.6)%

EPS	$0.40	$—	$0.40	NM
Legal contingency costs	—	0.35	(0.35)	NM
Earn-out adjustments	(0.02)	—	(0.02)	NM
Other non-operating income	(0.03)	—	(0.03)	NM
Adjusted EPS (1)	$0.35	$0.35	$—	NM

NM = not meaningful
(1) Non-GAAP financial measure
Excluding the non-recurring charges and the earn-out gains, our operating income declined $3.6 million, or 2.6% in the first quarter of fiscal 2026 compared to last year's quarter. The decrease reflects lower results in our GSG reportable segment, partially offset by improved results in our CIG reportable segment, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Net interest expense	$7,128	$7,218	$(90)	(1.2)%
Net interest expense decreased in the first quarter of fiscal 2026 primarily due to lower average interest rates compared to the prior-year quarter.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Income tax expense	$36,354	$14,530	$21,824	150.2%
The effective tax rates for the first quarters of fiscal 2026 and 2025 were 25.7% and 94.9%, respectively. Income tax expense was increased by $0.1 million of excess tax expenses and reduced by $1.0 million of excess tax benefits on share-based payments in the first three months of fiscal 2026 and 2025, respectively. In addition, in the first quarter of fiscal 2026, we recognized a $7.7 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”. The gain is not taxable for income tax purposes. In the first quarter of fiscal 2025, we also recognized a $115.0 million non-recurring charge related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Excluding the impact of the excess tax expenses on share-based payments, the gain from sale in the first quarter of fiscal 2026 and the legal contingency charge in the first quarter of fiscal 2025, our effective tax rates in the first three months of fiscal 2026 and 2025 were 27.1% and 27.8%, respectively.
On January 5, 2026, the Organisation for Economic Cooperation and Development released additional Pillar Two administrative guidance on the Global Anti-Base Erosion “GloBE” Model Rules. This “Side-by-Side” package includes a permanent Simplified Effective Tax Rate (ETR) Safe Harbour, a one-year extension of the Transitional Country-by-Country Reporting (CbCR) Safe Harbour; a Substance-based tax incentive (SBTI) Safe Harbour; a Side-by-Side (SbS) Safe Harbour and an Ultimate Parent Entity (UPE) Safe Harbour for eligible countries. We are continually monitoring developments and evaluating the potential impacts. At this time, we do not anticipate a material tax charge in fiscal 2026.

Segment Results of Operations
Beginning in fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients and markets that they serve. Prior year amounts for reportable segments have been revised to conform to the current year presentation.
Government Services Group

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$525,508	$791,352	$(265,844)	(33.6)%
Subcontractor costs	(93,406)	(143,978)	50,572	35.1
Revenue, net of subcontractor costs (1)	$432,102	$647,374	$(215,272)	(33.3)%

Income from operations	$71,417	$91,920	$(20,503)	(22.3)%

(1)     Non-GAAP financial measure
For the first quarter of fiscal 2026, the revenue decrease of 33.6% compared to the prior-year quarter primarily reflects a revenue decline of approximately $222 million related to the aforementioned cancellation of contracts with USAID.
Operating income decreased primarily due to the aforementioned revenue decline. However, our operating margin, based on revenue, net of subcontractor costs, increased to 16.5% in the first quarter of fiscal 2026 compared to 14.2% in the prior-year quarter. The increased operating margin reflects improved project execution and the elimination of the lower margin cost-reimbursable revenue with USAID.
Commercial/International Group

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%
	($ in thousands)
Revenue	$704,178	$644,902	$59,276	9.2%
Subcontractor costs	(99,104)	(94,946)	(4,158)	(4.4)
Revenue, net of subcontractor costs (1)	$605,074	$549,956	$55,118	10.0%

Income from operations	$78,919	$69,039	$9,880	14.3%

(1)     Non-GAAP financial measure
The revenue growth of 9.2% in first quarter of fiscal 2026 compared to last year's first quarter reflects increased activities for water utilities including digital water projects, primarily in the United Kingdom, partially offset by decreased infrastructure activities in Australia. The increase also includes the aforementioned revenue in the first quarter of fiscal 2026 from our fiscal 2025 acquisitions, that did not have comparable revenue for the same quarter last year. Excluding the revenue from acquisitions, our revenue increased to approximately 3% in the first quarter of fiscal 2026.
Our operating income increased due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, improved approximately 40 basis points to 13.0% in the first quarter of 2026 compared to 12.6% for the fiscal 2025 quarter. The improved operating margin was primarily due to our continued focus on high-end consulting services and improved project execution.
Backlog
Backlog generally represents the dollar amount of revenue we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at December 28, 2025 and September 28, 2025 were immaterial (see the table below):

	As of
	December 28, 2025	September 28, 2025
	($ in millions)

RUPO	$3,922	$4,101
Backlog	3,953	4,140
At December 28, 2025, our backlog was $4.0 billion. GSG and CIG reported $1.86 billion and $2.13 billion of backlog, respectively, at December 28, 2025.
Financial Condition, Liquidity and Capital Resources
Capital Requirements.  At December 28, 2025, we had $269.4 million of cash and cash equivalents and access to an additional $929.3 million of borrowings available under our credit facility. During the first quarter of fiscal 2026, we generated $72.3 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	December 28, 2025	September 28, 2025	Change
			$	%

Cash and cash equivalents	$269,448	$167,459	$101,989	60.9%

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
			$	%

Net cash provided by (used in):
Operating activities	$72,267	$13,063	$59,204	453.2%
Investing activities	37,460	(3,433)	40,893	NM
Financing activities	(10,874)	19,394	(30,268)	156.1
Effect of exchange rate changes	2,223	(13,609)	15,832	(116.3)
Net increase in cash	$101,076	$15,415	$85,661	555.7%
Operating Activities.  The $59.2 million increase in cash from operating activities in the first quarter of fiscal 2026 compared to last year's quarter was primarily due to cash collections for work on disaster response activities that were completed in the fourth quarter of fiscal 2025 and on terminated USAID programs.
Investing Activities.  Our cash provided by investing activities for the first quarter of fiscal 2026 includes the aforementioned proceeds from the sale of our operations in Norway of $41.6 million.
Financing Activities. The $30.3 million change in financing activities primarily reflects share repurchases of $50 million in the first quarter of fiscal 2026 compared to $25 million in the first quarter of fiscal 2025.
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
On August 22, 2023, we issued $575.0 million in Convertible Notes that bear interest at 2.25% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2024 with a maturity date of August 15, 2028. The net proceeds from the Convertible Notes were $560.5 million, $51.8 million of which were used to purchase related capped call transactions on the issue date. The remaining proceeds were used to prepay and terminate the $234.4 million outstanding under the Second Term Loan Facility, to prepay $89.4 million outstanding under the Third Term Loan Facility and to pay down borrowings of $185.0 million under the Second Revolving Credit Facility. See Note 13, "Long-Term Debt" of the "Notes to Consolidated Financial Statements" for further discussion.
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
At December 28, 2025, we had $270 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $70 million borrowings under the Amended Revolving Credit Facility. For the first quarter of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.25%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At December 28, 2025, we had $529.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At December 28, 2025, we were in compliance with these covenants with a consolidated leverage ratio of 1.24x and a consolidated interest coverage ratio of 17.31x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At December 28, 2025, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $55.0 million. At December 28, 2025, we had no bank overdrafts related to our disbursement bank accounts.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first quarter of fiscal 2026, we repurchased and settled 1,482,116 shares with an average price of $33.74 per share for a total cost of $50.0 million in the open market. We repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market in the first quarter of fiscal 2025. At December 28, 2025, we had a remaining balance of $547.8 million under our stock repurchase programs.
Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2026:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 10, 2025	$0.065	December 1, 2025	$16,937	December 12, 2025
Subsequent Events.  On January 26, 2026, our Board of Directors declared a quarterly cash dividend of $0.065 per share payable on February 27, 2026 to stockholders of record as of the close of business on February 12, 2026.
Income Taxes
We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjusting the allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets. Based on future operating results in certain jurisdictions, it is unlikely that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.
At December 28, 2025 and September 28, 2025, the liability for income taxes associated with uncertain tax positions was $53.8 million and $52.8 million, respectively.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At December 28, 2025, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $55.0 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
Critical Accounting Policies
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025. To date, there have been no material changes in our critical accounting policies as reported in our fiscal 2025 Annual Report on Form 10-K.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under the 5Y Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations. At December 28, 2025, we had $270 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $70 million borrowings under the Amended Revolving Credit Facility. For the first quarter of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.25%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. For the first quarter of fiscal 2026, we reported $1.2 million of foreign currency loss compared to an immaterial amount in the prior year period.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first quarters of fiscal 2026 and 2025, 44.7% and 33.9% of our consolidated revenue, respectively, was generated by our international business. For the first quarter of fiscal 2026, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity of $19.7 million compared to a decrease of $108.8 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.

Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At December 28, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.               OTHER INFORMATION
Item 1.           Legal Proceedings
For information regarding legal proceedings, see Note 16, "Commitments and Contingencies" included in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 of this Form 10-Q which is incorporated herein by reference.

Item 1A.                Risk Factors
There have been no material changes in our risk factors disclosed in Part I, Item 1A in our 2025 Annual Report on Form 10-K. For updated disclosures related to interest and exchange rate risks, see “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first quarter of fiscal 2026, we repurchased and settled 1,482,116 shares with an average price of $33.74 per share for a total cost of $50.0 million in the open market. We repurchased and settled 600,007 shares with an average price of $41.67 per share for a total cost of $25.0 million in the open market in the first quarter of fiscal 2025. At December 28, 2025, we had a remaining balance of $547.8 million under our stock repurchase programs.
Below is a summary of the stock repurchases that were traded and settled during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 29, 2025 - October 26, 2025	488,381	$33.57	488,381	$581,432
October 27, 2025 - November 23, 2025	517,534	33.35	517,534	564,172
November 24, 2025 - December 28, 2025	476,201	34.32	476,201	547,828
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the first quarter of fiscal 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended December 28, 2025, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 30, 2026	TETRA TECH, INC.

	By:	/s/ DAN L. BATRACK
Dan L. Batrack
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)