Form 10-Q
period 2026-03-29
TETRA TECH INC
filed 2026-05-01
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 29, 2026

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
Yes ☐   No  ☒

At April 20, 2026, 259,524,699 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	March 29, 2026	September 28, 2025
Current assets:
Cash and cash equivalents	$223,612	$167,459
Accounts receivable, net	1,047,330	1,158,928
Contract assets	146,455	138,232
Prepaid expenses and other current assets	124,622	98,768
Assets held-for-sale	—	57,502
Total current assets	1,542,019	1,620,889

Property and equipment, net	65,367	66,148
Right-of-use assets, operating leases	206,527	197,618
Goodwill	2,209,588	2,049,874
Intangible assets, net	129,285	121,160
Deferred tax assets	78,763	106,238
Other non-current assets	130,682	120,247
Total assets	$4,362,231	$4,282,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204,792	$204,725
Accrued compensation	245,645	346,912
Contract liabilities	410,858	420,254
Short-term lease liabilities, operating leases	73,743	69,099
Current contingent earn-out liabilities	44,449	24,826
Liabilities held-for-sale	—	25,115
Other current liabilities	249,244	288,113
Total current liabilities	1,228,731	1,379,044

Deferred tax liabilities	20,022	21,333
Long-term debt	880,162	763,363
Long-term lease liabilities, operating leases	155,825	154,695
Non-current contingent earn-out liabilities	63,882	32,135
Other non-current liabilities	149,860	151,440

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at March 29, 2026 and September 28, 2025	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 259,525 and 261,418 shares at March 29, 2026 and September 28, 2025, respectively	2,595	2,614
Accumulated other comprehensive loss	(94,684)	(95,777)
Retained earnings	1,955,468	1,872,948
Tetra Tech stockholders’ equity	1,863,379	1,779,785
Noncontrolling interests	370	379
Total stockholders' equity	1,863,749	1,780,164
Total liabilities and stockholders' equity	$4,362,231	$4,282,174
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenue	$1,220,157	$1,322,113	$2,430,820	$2,742,674
Subcontractor costs	(170,524)	(218,408)	(344,011)	(441,639)
Other costs of revenue	(835,542)	(889,523)	(1,652,347)	(1,865,376)
Gross profit	214,091	214,182	434,462	435,659
Selling, general and administrative expenses	(82,626)	(84,094)	(169,451)	(168,411)
Legal contingency costs	—	—	—	(115,000)
Contingent consideration – fair value adjustments	58	1,931	7,506	2,297
Impairment of goodwill	—	(92,416)	—	(92,416)
Income from operations	131,523	39,603	272,517	62,129
Interest expense, net	(8,838)	(8,491)	(15,966)	(15,709)
Other non-operating income	4,651	—	12,361	—
Income before income tax expense	127,336	31,112	268,912	46,420
Income tax expense	(33,538)	(25,700)	(69,892)	(40,230)
Net income	93,798	5,412	199,020	6,190
Net income attributable to noncontrolling interests	(175)	(24)	(369)	(55)
Net income attributable to Tetra Tech	$93,623	$5,388	$198,651	$6,135
Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.02	$0.76	$0.02
Diluted	$0.36	$0.02	$0.76	$0.02
Weighted-average common shares outstanding:
Basic	260,144	265,728	260,635	266,819
Diluted	261,919	267,439	262,483	269,691
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$93,798	$5,412	$199,020	$6,190

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(18,328)	34,574	1,398	(74,272)
Net pension adjustments	—	—	(305)	(33)
Other comprehensive income (loss), net of tax	(18,328)	34,574	1,093	(74,305)

Comprehensive income (loss), net of tax	75,470	39,986	200,113	(68,115)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	175	24	369	55
Comprehensive income (loss) attributable to Tetra Tech, net of tax	$75,295	$39,962	$199,744	$(68,170)
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income	$199,020	$6,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,337	29,939
Amortization of stock-based awards	17,670	17,027
Deferred income taxes	27,069	(6,164)
Provision for losses on accounts receivables	—	3,331
Gain on sale of divested business	(12,361)	—
Impairment of goodwill	—	92,416
Fair value adjustments to contingent consideration	(7,506)	(2,297)
Gain on cash surrender value of life insurance policies	—	(1,599)
Other non-cash items	2,387	4,267
Changes in operating assets and liabilities, net of effects of business acquisitions and divestiture:
Accounts receivable and contract assets	143,255	(203,055)
Prepaid expenses and other assets	1,371	(28,322)
Accounts payable	(8,236)	66,917
Accrued compensation	(106,848)	(83,088)
Contract liabilities	(9,539)	37,354
Income taxes receivable/payable	(14,047)	(3,253)
Cash settled on contingent earn-out liabilities	—	(7,420)
Other liabilities	(22,961)	84,997
Net cash provided by operating activities	237,611	7,240
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(175,000)	(5,680)
Capital expenditures	(10,144)	(9,022)
Proceeds from divested business, net	40,263	—
Proceeds from company-owned life insurance policies	—	1,934
Net cash used in investing activities	(144,881)	(12,768)
Cash flows from financing activities:
Proceeds from borrowings	240,000	215,000
Repayments on long-term debt	(125,000)	(15,000)
Repurchases of common stock	(102,010)	(174,984)
Shares repurchased for tax withholdings on share-based awards	(12,430)	(13,848)
Payments of contingent earn-out liabilities	(2,842)	(14,445)
Stock options exercised	458	171
Dividends paid	(33,852)	(30,900)
Principal payments on finance leases	(3,841)	(3,431)
Net cash used in financing activities	(39,517)	(37,437)

Effect of exchange rate changes on cash and cash equivalents	2,027	(10,291)

Net increase (decrease) in cash and cash equivalents	55,240	(53,256)
Cash and cash equivalents at beginning of period	168,372	232,689
Cash and cash equivalents at end of period	$223,612	$179,433
Supplemental information:
Cash paid during the period for:
Interest	$15,355	$16,180
Income taxes, net of refunds received of $4.0 million and $4.6 million	$54,883	$47,987
Non-cash financing activities:
Excise taxes accrued but not paid	$566	$1,267

Reconciliation of cash and cash equivalents at beginning of period:
Cash and cash equivalents	$167,459	$232,689
Cash and cash equivalents included in assets held-for-sale	913	—
Total	$168,372	$232,689
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 30, 2025 and March 29, 2026
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 29, 2024	268,028	$2,680	$21,153	$(187,754)	$1,855,818	$1,691,897	$122	$1,692,019
Net income	—	—	—	—	5,388	5,388	24	5,412
Foreign currency translation adjustments	—	—	—	34,574	—	34,574	—	34,574
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Cash dividends of $0.058 per common share	—	—	—	—	(15,351)	(15,351)	—	(15,351)
Stock-based compensation	—	—	8,885	—	—	8,885	—	8,885
Restricted & performance shares released	35	—	(541)	—	—	(541)	—	(541)
Stock options exercised	6	—	57	—	—	57	—	57
Stock repurchases	(4,566)	(45)	(29,554)	—	(121,652)	(151,251)	—	(151,251)
BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781

BALANCE AT DECEMBER 28, 2025	260,799	$2,608	$—	$(76,356)	$1,919,840	$1,846,092	$546	$1,846,638
Net income	—	—	—	—	93,623	93,623	175	93,798
Foreign currency translation adjustments	—	—	—	(18,328)	—	(18,328)	—	(18,328)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(351)	(351)
Cash dividends of $0.065 per common share	—	—	—	—	(16,915)	(16,915)	—	(16,915)
Stock-based compensation	—	—	9,488	—	—	9,488	—	9,488
Restricted & performance shares released	84	1	(567)	—	—	(566)	—	(566)
Stock options exercised	55	1	447	—	—	448	—	448
Stock repurchases	(1,413)	(15)	(9,368)	—	(41,080)	(50,463)	—	(50,463)
BALANCE AT MARCH 29, 2026	259,525	$2,595	$—	$(94,684)	$1,955,468	$1,863,379	$370	$1,863,749

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Six Months Ended March 30, 2025 and March 29, 2026
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	6,135	6,135	55	6,190
Foreign currency translation adjustments	—	—	—	(74,272)	—	(74,272)	—	(74,272)
Net pension adjustments	—	—	—	(33)	—	(33)	—	(33)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Cash dividends of $0.116 per common share	—	—	—	—	(30,900)	(30,900)	—	(30,900)
Stock-based compensation	—	—	17,027	—	—	17,027	—	17,027
Restricted & performance shares released	467	5	(13,853)	—	—	(13,848)	—	(13,848)
Stock options exercised	27	—	171	—	—	171	—	171
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchases	(5,166)	(51)	(54,548)	—	(121,652)	(176,251)	—	(176,251)
BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781

BALANCE AT SEPTEMBER 28, 2025	261,418	$2,614	$—	$(95,777)	$1,872,948	$1,779,785	$379	$1,780,164
Net income	—	—	—	—	198,651	198,651	369	199,020
Foreign currency translation adjustments	—	—	—	1,398	—	1,398	—	1,398
Net pension adjustments	—	—	—	(305)	—	(305)	—	(305)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(378)	(378)
Cash dividends of $0.130 per common share	—	—	—	—	(33,852)	(33,852)	—	(33,852)
Stock-based compensation	—	—	17,670	—	—	17,670	—	17,670
Restricted & performance shares released	517	5	(12,435)	—	—	(12,430)	—	(12,430)
Stock options exercised	56	1	457	—	—	458	—	458
Shares issued for Employee Stock Purchase Plan	429	4	12,566	—	—	12,570	—	12,570
Stock repurchases	(2,895)	(29)	(18,258)	—	(82,279)	(100,566)	—	(100,566)
BALANCE AT MARCH 29, 2026	259,525	$2,595	$—	$(94,684)	$1,955,468	$1,863,379	$370	$1,863,749
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose additional income tax information on an annual basis, primarily related to the rate reconciliation and income taxes paid. The amendments in the ASU are intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 (fiscal 2026 for us). The adoption of this ASU will not have a material impact on our consolidated financial statements.
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

3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Client Sector:
U.S. federal government (1)	$312,120	$413,422	$584,718	$915,270
U.S. state and local government	176,495	207,438	347,968	410,425
U.S. commercial	206,843	211,085	432,195	444,676
International (2)	524,699	490,168	1,065,939	972,303
Total	$1,220,157	$1,322,113	$2,430,820	$2,742,674

Contract Type:
Fixed-price	$587,074	$524,950	$1,159,516	$1,044,772
Time-and-materials	522,158	605,258	1,065,256	1,204,206
Cost-plus	110,925	191,905	206,048	493,696
Total	$1,220,157	$1,322,113	$2,430,820	$2,742,674

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and six months ended March 29, 2026 and March 30, 2025.
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

	As of
	March 29, 2026	September 28, 2025

Contract assets (1)	$146,455	$138,232
Contract liabilities - current	(410,858)	(420,254)
Contract liabilities - non-current (2)	(2,917)	(2,628)
Net contract liabilities	$(267,320)	$(284,650)

(1)    Includes $10.7 million and $12.8 million of contract retentions at March 29, 2026 and September 28, 2025, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of March 29, 2026 and September 28, 2025.
For the first halves of fiscal 2026 and 2025, we recognized revenue of approximately $230 million and $175 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2025 and 2024, respectively.

Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, for the second quarters and first halves of fiscal 2026 and 2025, we recognized net favorable revenue and operating income adjustments of approximately $14 million and $4 million, respectively, and $32 million and $7 million respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	March 29, 2026	September 28, 2025

Billed	$720,165	$855,026
Unbilled	331,274	310,818
Total accounts receivable	1,051,439	1,165,844
Allowance for doubtful accounts	(4,109)	(6,916)
Total accounts receivable, net	$1,047,330	$1,158,928
Billed accounts receivable represent amounts billed to clients that have not yet been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at March 29, 2026 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We estimate the allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including client delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at March 29, 2026 and September 28, 2025.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.2 billion of RUPO at March 29, 2026. Our RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at March 29, 2026 over the following periods (in thousands):

Amount

Within 12 months	$3,048,220
Beyond (1)	1,176,533
Total	$4,224,753

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

4.            Acquisitions and Divestitures
Acquisitions
In the second quarter of fiscal 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. With 600 employees, Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik is included in our Government Services Group (“GSG”) segment. The fair value of the purchase price was approximately $210 million. This amount consisted of $150 million in initial cash payments made to the sellers, as well as $25 million of cash held in escrow and $35 million of the estimated fair value of contingent earn-out obligations, with a total maximum of $97 million based on the achievement of specified operating income targets in each of the three years following the acquisition date. The purchase price allocation consists of $24 million to net tangible assets, $26 million to identifiable intangible assets and $160 million to goodwill. The purchase price allocation is preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
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
Both CAW and SAGE are included in our Commercial/International Services Group ("CIG") segment. The aggregate fair value of the purchase price of these two acquisitions was $147 million. This amount consisted of $104 million in initial cash payments and $43 million of the estimated fair value of contingent earn-out obligations, with a maximum of approximately $60 million, based on the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The allocation of the $147 million purchase price consists of $13 million to net tangible assets, $14 million to identifiable intangible assets, $4 million to deferred income tax liability and $124 million to goodwill. The purchase price allocations for these acquisitions are preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
The aforementioned acquisitions in fiscal 2026 and 2025 were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
The fiscal 2026 goodwill addition from the Halvik acquisition reflects the extensive technical knowledge of the acquired workforce and the anticipated synergies in data analytics, system modernization and cybersecurity services. The fiscal 2025 goodwill additions from the CAW and SAGE acquisitions reflect the anticipated synergies related to proven systems and technology in project management, cost management, project controls and automation services which will provide superior project outcomes and drive digital transformation for defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. The fiscal 2026 goodwill addition is deductible for tax purposes, and the fiscal 2025 goodwill additions are not.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first half of fiscal 2026, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Beginning balance	$51,392	$46,160	$56,961	$48,746
Estimated earn-out liabilities for acquisitions (1)	57,744	5,516	57,744	5,516
Payments of contingent consideration	(2,842)	(19,000)	(2,842)	(21,865)
Adjustments to fair value recorded in earnings	(58)	(1,931)	(7,506)	(2,297)
Interest accretion expense	1,291	519	2,155	1,164
Effect of foreign currency exchange rate changes	804	6	1,819	6
Ending balance	$108,331	$31,270	$108,331	$31,270

Total potential maximum outstanding (1)			$205,000

(1) For the second quarter and first six months of fiscal 2026, the estimated earn-out liabilities and the potential maximum outstanding amounts include the fair values of the holdback amounts held in escrow related to the acquisition of Halvik.

Subsequent Event. On April 17, 2026, we acquired Providence Consulting Group Pty Ltd ("Providence"), an advisory and project management consultancy based in Australia. Providence will be included in our CIG segment. This acquisition is not material to our consolidated financial statements.
Divestiture
In the first quarter of fiscal 2026, we divested our operations in Norway, which were in our CIG segment. We received proceeds of $40.3 million and recognized non-operating gains of $4.7 million and $12.4 million in our consolidated statements of income in the second quarter and first half of fiscal 2026, respectively. We concluded that the planned divestiture in fiscal 2025 met all the requisite held-for-sale criteria; therefore, the related assets and liabilities were reclassified as held-for-sale on our consolidated balance sheet as of September 28, 2025.
5.            Goodwill and Intangible Assets
At the beginning of fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients and markets that they serve. As a result, we reallocated goodwill between our GSG and CIG reportable segments on a relative fair value basis.
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Goodwill reallocation	83,179	(83,179)	—
Acquisition activity	160,126	—	160,126
Translation adjustments	580	(992)	(412)
Balance at March 29, 2026	$902,396	$1,307,192	$2,209,588
Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments.

The following table summarizes the gross and accumulated impairment amounts of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Accumulated impairment	110,130	121,473	231,603
Gross amount at September 28, 2025	$768,641	$1,512,836	$2,281,477

Balance at March 29, 2026	$902,396	$1,307,192	$2,209,588
Accumulated impairment	110,130	121,473	231,603
Gross amount at March 29, 2026	$1,012,526	$1,428,665	$2,441,191
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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of goodwill in GDS. GDS provided consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies were supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity was historically for the United States Agency for International Development ("USAID").
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
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	March 29, 2026				September 28, 2025
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	6.8	$188,191	$(65,993)	$122,198	$169,807	$(56,241)	$113,566
Backlog	0.7	50,190	(43,619)	6,571	43,919	(40,397)	3,522
Trade names	0.3	34,436	(33,920)	516	34,805	(30,733)	4,072
Total		$272,817	$(143,532)	$129,285	$248,531	$(127,371)	$121,160
Amortization expense for the identifiable intangible assets for the second quarter and first half of fiscal 2026 was $8.8 million and $17.2 million, compared to $8.6 million and $19.3 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2026 and succeeding years is as follows (in thousands):

Amount

2026 (remaining)	$15,839
2027	22,537
2028	19,809
2029	18,904
2030	14,780
Beyond	37,416
Total	$129,285
6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	March 29, 2026	September 28, 2025

Equipment, furniture and fixtures	$148,657	$140,695
Leasehold improvements	48,444	46,883
Total property and equipment	197,101	187,578
Accumulated depreciation	(131,734)	(121,430)
Property and equipment, net	$65,367	$66,148
For the second quarter and first half of fiscal 2026, our depreciation expense related to property and equipment was $5.6 million and $11.2 million, compared to $5.2 million and $10.6 million, respectively, for the fiscal 2025 periods.
7.                                     Stock Repurchase and Dividends
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first half of fiscal 2026, we repurchased and settled 2,894,539 shares with an average price of $34.55 per share for a total cost of $100.0 million in the open market. We repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market in the first half of fiscal 2025. In the first half of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At March 29, 2026, we had a remaining balance of $497.8 million under our stock repurchase programs.
The following table presents dividends declared and paid in the first halves of fiscal 2026 and 2025:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 10, 2025	$0.065	December 1, 2025	December 12, 2025	$16,937
January 26, 2026	0.065	February 12, 2026	February 27, 2026	16,915
Total dividend paid as of March 29, 2026				$33,852

November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
January 27, 2025	0.058	February 12, 2025	February 26, 2025	15,351
Total dividend paid as of March 30, 2025				$30,900
Subsequent Event. On April 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.072 per share payable on June 2, 2026 to stockholders of record as of the close of business on May 14, 2026.
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
The components of lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Operating lease cost	$25,207	$24,824	$51,986	$50,742
Sublease income	(466)	(263)	(707)	(482)
Total lease cost	$24,741	$24,561	$51,279	$50,260

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended
	March 29, 2026	March 30, 2025

Operating cash flows for operating leases	$41,182	$36,278
Right-of-use assets obtained in exchange for new operating lease liabilities	44,113	39,401
Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	March 29, 2026	September 28, 2025

Operating leases:
Right-of-use assets	$206,527	$197,618

Lease liabilities:
Current	73,743	69,099
Non-current	155,825	154,695
Total operating lease liabilities	$229,568	$223,794

Weighted-average remaining lease term:
Operating leases	4.0 years	4.4 years
Weighted-average discount rate:
Operating leases	4.2%	4.2%

At March 29, 2026, we had $5.9 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at March 29, 2026 is as follows (in thousands):

Operating Leases

2026 (remaining)	$41,923
2027	76,212
2028	52,481
2029	32,821
2030	24,849
Beyond	21,884
Total lease payments	250,170
Less: imputed interest	(20,602)
Total present value of lease liabilities	$229,568
9.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and six months ended March 29, 2026 was $9.5 million and $17.7 million, compared to $8.9 million and $17.0 million for the same periods last year. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first half of fiscal 2026, we awarded 358,548 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $43.72 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 600,835 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $35.42 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.
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
For the first half of fiscal 2026, our Convertible Notes, described in Note 13, "Long-Term Debt", had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. For the first half of fiscal 2025, the Convertible Notes had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related capped call transactions (the "Capped Call Transactions") for all of these periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the second quarters and first halves of fiscal 2026 and 2025, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Net income attributable to Tetra Tech	$93,623	$5,388	$198,651	$6,135

Weighted-average common shares outstanding – basic	260,144	265,728	260,635	266,819
Effect of dilutive stock options and unvested restricted stock	1,775	1,711	1,848	1,936
Shares issuable assuming conversion of convertible notes	—	—	—	936
Weighted-average common shares outstanding – diluted	261,919	267,439	262,483	269,691

Earnings per share attributable to Tetra Tech:
Basic	$0.36	$0.02	$0.76	$0.02
Diluted	$0.36	$0.02	$0.76	$0.02
11.                                  Income Taxes
The effective tax rates for the first halves of fiscal 2026 and 2025 were 26.0% and 86.7%, respectively. Income tax expense was reduced by $0.6 million and $1.0 million of excess tax benefits on share-based payments in the first halves of fiscal 2026 and 2025, respectively. In addition, in the first half of fiscal 2026, we recognized a $12.4 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures”. The gain is not taxable for income tax purposes. In the first half of fiscal 2025, we recognized a $92.4 million goodwill impairment charge as described in Note 5, "Goodwill and Intangible Assets" and determined that $58.3 million of the impairment is not deductible for tax purposes. We also recognized a $115.0 million non-recurring charge in the first half of fiscal 2025 related to legal contingencies as described in Note 16, "Commitments and Contingencies". We determined that $31.3 million of this charge is not tax deductible. Excluding the impact of the excess tax benefits on share-based payments, the gain from sale in the first half of fiscal 2026 and the goodwill impairment and legal contingency charge in the first half of fiscal 2025, our effective tax rates in the first halves of fiscal 2026 and 2025 were 27.5% and 27.8%, respectively.
At March 29, 2026 and September 28, 2025, the liability for income taxes associated with uncertain tax positions was $54.9 million and $52.8 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
12.                               Reportable Segments
We manage our operations under two reportable segments, GSG and CIG.

At the beginning of fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients, markets and geographies that they serve. Prior year amounts for reportable segments have been revised to conform to the current year presentation.
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
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. The accounting policies for segment reporting are the same as for our consolidated financial statements. The tables below present financial information of our reportable segments (in thousands):

	Three Months Ended			Three Months Ended
	March 29, 2026			March 30, 2025
	GSG	CIG	Total	GSG	CIG	Total

Revenue from external customers	$551,364	$668,793	$1,220,157	$693,645	$628,468	$1,322,113
Inter-segment revenue	7,987	7,330	15,317	5,228	9,218	14,446
Segment revenue	559,351	676,123	1,235,474	698,873	637,686	1,336,559

Elimination of inter-segment revenue			(15,317)			(14,446)
Total consolidated revenue			1,220,157			1,322,113

Subcontractor costs - external	(93,558)	(76,966)	(170,524)	(125,350)	(93,058)	(218,408)
Subcontractor costs - inter-segment	(7,330)	(7,987)	(15,317)	(9,218)	(5,228)	(14,446)
Segment subcontractor costs	(100,888)	(84,953)	(185,841)	(134,568)	(98,286)	(232,854)

Elimination of inter-segment subcontractor costs			15,317			14,446
Total consolidated subcontractor costs			(170,524)			(218,408)

Other segment items (1)	(383,610)	(519,117)	(902,727)	(484,529)	(470,302)	(954,831)
Segment operating income	74,853	72,053	146,906	79,776	69,098	148,874

Reconciliation of profit (segment operating income):
Other non-operating income			4,651			—
Impairment of goodwill			—			(92,416)
Contingent consideration - fair value adjustments			58			1,931
Interest expense, net			(8,838)			(8,491)
Other corporate expenses (2)			(15,441)			(18,786)
Income before income tax expense			$127,336			$31,112

(1) These amounts include $0.8 million and $0.9 million of GSG depreciation expense for the second quarters of fiscal 2026 and 2025, respectively, and $4.7 million and $4.3 million of CIG depreciation expense for the second quarters of fiscal 2026 and 2025, respectively. Additionally, our GSG other segment items include the equity in the net income of investees accounted for by the equity method of $(0.1) million and $0.3 million for the second quarters of fiscal 2026 and 2025, respectively. Our CIG other segment items also reflect the equity in the net income of investees accounted for by the equity method of $0.6 million and $0.9 million for the second quarters of fiscal 2026 and 2025, respectively.
(2) Other corporate expenses include the amortization expense of intangible assets of $8.8 million and $8.6 million for the second quarters of fiscal 2026 and 2025, respectively. These amounts also include $5.8 million and $5.0 million of stock-based compensation expense for the second quarters of fiscal 2026 and 2025, respectively.

	Six Months Ended			Six Months Ended
	March 29, 2026			March 30, 2025
	GSG	CIG	Total	GSG	CIG	Total

Revenue from external customers	$1,064,842	$1,365,978	$2,430,820	$1,477,626	$1,265,048	$2,742,674
Inter-segment revenue	20,017	14,322	34,339	12,599	17,540	30,139
Segment revenue	1,084,859	1,380,300	2,465,159	1,490,225	1,282,588	2,772,813

Elimination of inter-segment revenue			(34,339)			(30,139)
Total consolidated revenue			2,430,820			2,742,674

Subcontractor costs - external	(179,971)	(164,040)	(344,011)	(261,006)	(180,633)	(441,639)
Subcontractor costs - inter-segment	(14,322)	(20,017)	(34,339)	(17,540)	(12,599)	(30,139)
Segment subcontractor costs	(194,293)	(184,057)	(378,350)	(278,546)	(193,232)	(471,778)

Elimination of inter-segment subcontractor costs			34,339			30,139
Total consolidated subcontractor costs			(344,011)			(441,639)

Other segment items (1)	(744,296)	(1,045,272)	(1,789,568)	(1,039,983)	(951,219)	(1,991,202)
Segment operating income	146,270	150,971	297,241	171,696	138,137	309,833

Reconciliation of profit (segment operating income):
Other non-operating income			12,361			—
Legal contingency costs			—			(115,000)
Impairment of goodwill			—			(92,416)
Contingent consideration - fair value adjustments			7,506			2,297
Interest expense, net			(15,966)			(15,709)
Other corporate expenses (2)			(32,230)			(42,585)
Income before income tax expense			$268,912			$46,420

(1) For the first six months of fiscal 2026 and 2025 these amounts include $1.6 million and $1.8 million of GSG depreciation expense, respectively, and $9.4 million and $8.7 million of CIG depreciation expense for the first six months of fiscal 2026 and 2025, respectively. Additionally, our GSG other segment items include the equity in the net income of investees accounted for by the equity method of $0.1 million and $0.7 million for the first halves of fiscal 2026 and 2025, respectively. Our CIG other segment items also reflect the equity in the net income of investees accounted for by the equity method of $1.0 million and $1.3 million for the first halves of fiscal 2026 and 2025, respectively.
(2) For the first halves of fiscal 2026 and 2025 other corporate expenses include the amortization expense of intangible assets of $17.2 million and $19.3 million, respectively. These amounts also include $10.8 million and $9.8 million of stock-based compensation expense for the first halves of fiscal 2026 and 2025, respectively.

13.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	March 29, 2026	September 28, 2025

Credit facilities	$315,000	$200,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(9,838)	(11,637)
Long-term debt	$880,162	$763,363

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
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares (5.0855 pre-stock split) of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share ($196.64 pre-stock split) of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At March 29, 2026, the applicable conversion rate was 25.4791 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.25 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	March 29, 2026	September 28, 2025

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(7,180)	(8,625)
Net carrying amount	$567,820	$566,375
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Interest expense	$3,234	$3,235	$6,469	$6,469
Amortization of discount and issuance costs	729	709	1,446	1,406
Total interest expense	$3,963	$3,944	$7,915	$7,875

Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share ($259.56 pre-stock split), which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share ($157.31 pre-stock split) on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At March 29, 2026, the adjusted cap price was approximately $51.81 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
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
At March 29, 2026, we had $315 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $115 million borrowings under the Amended Revolving Credit Facility. During the six months ended March 29, 2026, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.05%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At March 29, 2026, we had $484.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit

Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At March 29, 2026, we were in compliance with these covenants with a consolidated leverage ratio of 1.32x and a consolidated interest coverage ratio of 18.08x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 29, 2026, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $51.1 million. As of March 29, 2026, we had no bank overdrafts related to our disbursement bank accounts.
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
Debt. The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025). The carrying value of our long-term debt under our credit facility approximated fair value at March 29, 2026 and September 28, 2025. At March 29, 2026, we had $315 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under our 5Y Term Loan Facility and $115 million borrowings under our revolving credit facility.
The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our second quarter of fiscal 2026. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying values and estimated fair values of our financial instruments that are not recorded at fair value in our consolidated balance sheets, were as follows (in thousands):

	As of March 29, 2026		As of September 28, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Credit facilities	$315,000	$315,000	$200,000	$200,000
Convertible notes	567,820	598,920	566,375	619,735
Total	$882,820	$913,920	$766,375	$819,735

15.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three and six months ended March 29, 2026 and March 30, 2025 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at December 29, 2024	$(191,659)	$3,905	$(187,754)
Other comprehensive income	34,574	—	34,574
Net current-period other comprehensive income	34,574	—	34,574

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)

Balance at December 28, 2025	$(80,252)	$3,896	$(76,356)
Other comprehensive loss	(18,328)	—	(18,328)
Net current-period other comprehensive loss	(18,328)	—	(18,328)

Balance at March 29, 2026	$(98,580)	$3,896	$(94,684)

	Six Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive loss	(74,272)	(33)	(74,305)
Net current-period other comprehensive loss	(74,272)	(33)	(74,305)

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)

Balance at September 28, 2025	$(99,978)	$4,201	$(95,777)
Other comprehensive income (loss) before reclassifications	1,940	(14)	1,926
Reclassification to earnings from sale of divested business	(542)	(291)	(833)
Net current-period other comprehensive income (loss)	1,398	(305)	1,093

Balance at March 29, 2026	$(98,580)	$3,896	$(94,684)

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
17.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Revenue	$15,112	$16,017	$30,869	$32,497
Related reimbursable costs	13,501	14,575	27,593	29,356
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	March 29, 2026	September 28, 2025

Accounts receivable, net	$11,018	$14,848
Contract assets	1,281	1,154
Contract liabilities	(6,056)	(6,583)

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
Our reputation for high-end consulting and engineering services and our ability to develop solutions for water and environmental management has supported our growth for 60 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end consulting, engineering and technology service offerings. We are working on over 100,000 projects, in more than 100 countries on all seven continents, with more than 25,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We embrace the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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

The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Client Sector
U.S. federal government (1)	25.6%	31.2%	24.0%	33.4%
U.S. state and local government	14.4	15.7	14.3	15.0
U.S. commercial	17.0	16.0	17.8	16.2
International (2)	43.0	37.1	43.9	35.4
Total	100.0%	100.0%	100.0%	100.0%

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
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Reportable Segment
GSG	45.8%	52.9%	44.6%	54.3%
CIG	55.4	48.2	56.8	46.8
Inter-segment elimination	(1.2)	(1.1)	(1.4)	(1.1)
Total	100.0%	100.0%	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Contract Type
Fixed-price	48.1%	39.7%	47.7%	38.1%
Time-and-materials	42.8	45.8	43.8	43.9
Cost-plus	9.1	14.5	8.5	18.0
Total	100.0%	100.0%	100.0%	100.0%
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
In the second quarter of fiscal 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik is included in our GSG segment.
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
Subsequent Event. On April 17, 2026, we acquired Providence Consulting Group Pty Ltd ("Providence"), an advisory and project management consultancy based in Australia. Providence will be included in our CIG segment.
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

OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. For the first half of fiscal 2026, our revenue declined 11.4% compared to the prior-year period primarily due to fewer international development projects in our U.S. federal government client sector. On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of United States Agency for International Development ("USAID") programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect and that any remaining international development activity would be administered by the U.S. Department of State ("DOS").
In addition, our year-over-year revenue comparisons include lower disaster response activity in both of our U.S. government client sectors. Our revenue in the first half of fiscal 2026 includes approximately $105 million from our recent acquisitions (net of the aforementioned Norway disposition), that did not have comparable revenue for the same period last year.
The table below presents our revenue by client sector (amounts in thousands):

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%

Client Sector
U.S. federal government (1)	$584,718	$915,270	$(330,552)	(36.1)%
U.S. state and local government	347,968	410,425	(62,457)	(15.2)
U.S. commercial	432,195	444,676	(12,481)	(2.8)
International (2)	1,065,939	972,303	93,636	9.6
Total	$2,430,820	$2,742,674	$(311,854)	(11.4)%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
U.S. Federal Government.

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%
	($ in thousands)
Revenue	$584,718	$915,270	$(330,552)	(36.1)%
Our U.S. federal government revenue declined 36.1% primarily due to the aforementioned decreased international development and disaster response activity in the first half of fiscal 2026 compared to the same period last year. In the first half of fiscal 2026, our U.S. federal government revenue included $122.2 million from USAID/DOS programs compared to $446.5 million in the fiscal 2025 period. Additionally, the first half of fiscal 2025 included revenue related to our disaster response programs for the Palisades and Eaton fires in Southern California. Our revenue in the first half of fiscal 2026 includes approximately $35 million from a recent acquisition, that did not have comparable revenue for the prior-year period. We expect our U.S. federal revenue to grow for the remainder of this fiscal year, excluding USAID/DOS and disaster response activities.
U.S. State and Local Government.

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%
	($ in thousands)
Revenue	$347,968	$410,425	$(62,457)	(15.2)%
Our U.S. state and local government revenue declined 15.2% compared to the fiscal 2025 period due to decreased disaster response activity primarily related to Hurricanes Helene and Milton, which occurred in September and October of 2024, respectively. Excluding this disaster response work, our U.S. state and local government, revenue increased approximately 10% in the first half of fiscal 2026 compared to the fiscal 2025 first half. This growth was due to continued

investment by our clients in municipal water infrastructure, including digital water automation. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2026.
U.S. Commercial.

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%
	($ in thousands)
Revenue	$432,195	$444,676	$(12,481)	(2.8)%
Our U.S. commercial revenue declined 2.8% in the first half of fiscal 2026 primarily due to lower activity related to renewable energy, partially offset by increased power transmission services compared to the same period last year. We expect our U.S. commercial revenue, excluding renewable energy, to begin showing growth in the second half of fiscal 2026.
International.

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%
	($ in thousands)
Revenue	$1,065,939	$972,303	$93,636	9.6%
For the first half of fiscal 2026, our international revenue growth of 9.6% reflects increased activities for water utilities including digital water projects, partially offset by decreased infrastructure activities in Australia. Excluding the revenue from our fiscal 2025 acquisition and the aforementioned Norway disposition, our international revenue increased approximately 3% in the first half of fiscal 2026 compared to the fiscal 2025 period. We expect the growth in our international work to continue for the remainder of fiscal 2026.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,220,157	$1,322,113	$(101,956)	(7.7)%	$2,430,820	$2,742,674	$(311,854)	(11.4)%
Subcontractor costs	(170,524)	(218,408)	47,884	21.9	(344,011)	(441,639)	97,628	22.1
Revenue, net of subcontractor costs (1)	1,049,633	1,103,705	(54,072)	(4.9)	2,086,809	2,301,035	(214,226)	(9.3)
Other costs of revenue	(835,542)	(889,523)	53,981	6.1	(1,652,347)	(1,865,376)	213,029	11.4
Gross profit	214,091	214,182	(91)	—	434,462	435,659	(1,197)	(0.3)
Selling, general and administrative expenses	(82,626)	(84,094)	1,468	1.7	(169,451)	(168,411)	(1,040)	(0.6)
Legal contingency costs	—	—	—	NM	—	(115,000)	115,000	NM
Contingent consideration - fair value adjustments	58	1,931	(1,873)	NM	7,506	2,297	5,209	NM
Impairment of goodwill	—	(92,416)	92,416	NM	—	(92,416)	92,416	NM
Income from operations	131,523	39,603	91,920	232.1	272,517	62,129	210,388	338.6
Interest expense	(8,838)	(8,491)	(347)	(4.1)	(15,966)	(15,709)	(257)	(1.6)
Other non-operating income	4,651	—	4,651	NM	12,361	—	12,361	NM
Income before income tax expense	127,336	31,112	96,224	309.3	268,912	46,420	222,492	479.3
Income tax expense	(33,538)	(25,700)	(7,838)	(30.5)	(69,892)	(40,230)	(29,662)	(73.7)
Net income	93,798	5,412	88,386	NM	199,020	6,190	192,830	NM
Net income attributable to noncontrolling interests	(175)	(24)	(151)	NM	(369)	(55)	(314)	NM
Net income attributable to Tetra Tech	$93,623	$5,388	$88,235	NM	$198,651	$6,135	$192,516	NM
Diluted earnings per share	$0.36	$0.02	$0.34	NM	$0.76	$0.02	$0.74	NM

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
NM = not meaningful
The revenue in the second quarter and first half of fiscal 2026 compared to the same periods last year primarily reflect decreased revenue in our GSG reportable segment due to the aforementioned reductions in USAID/DOS and disaster response activities. For the second quarter of fiscal 2026, our GSG segment's revenue and revenue, net of subcontractor costs, declined $139.5 million, or 20.0%, and $105.8 million, or 18.8%, respectively, compared to the same quarter last year. Our CIG segment's revenue increased $38.4 million, or 6.0%, and revenue, net of subcontractor costs, increased $51.8 million, or 9.6% in the second quarter of fiscal 2026 compared to the fiscal 2025 second quarter.

For the first half of fiscal 2026, our GSG segment's revenue and revenue, net of subcontractor costs, declined $405.4 million, or 27.2%, and $321.1 million, or 26.5%, respectively, compared to the year-ago period. Our CIG segment's revenue increased $97.7 million, or 7.6%, and revenue, net of subcontractor costs, increased $106.9 million, or 9.8% in the first half of fiscal 2026 compared to the fiscal 2025 period. The second quarter and first half results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-GAAP adjusted results. For the second quarter and first half of fiscal 2026 and 2025, our adjusted results exclude adjustments to contingent consideration liabilities. Additionally, the second quarter and first half of fiscal 2026 exclude the earnings per share ("EPS") contribution from the aforementioned non-operating gain from the sale of our operations in Norway. For the second quarter and first half of fiscal 2025, our adjusted results exclude a non-cash goodwill impairment charge of $92.4 million that resulted from the aforementioned cancellation of USAID programs. The first half of fiscal 2025 also excludes a non-recurring charge of $115.0 million related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there was no income tax expense for the non-operating gain in fiscal 2026, and no tax benefit recognized for the $31.3 million legal contingency charge or the $58.3 million goodwill impairment charge in fiscal 2025. The effective tax rates applied to the remaining adjustments to arrive at the adjusted EPS were 27.5% and 25.0% for the first halves of fiscal 2026 and 2025, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$131,523	$39,603	$91,920	232.1%	$272,517	$62,129	$210,388	338.6%
Legal contingency costs	—	—	—	—	—	115,000	(115,000)	NM
Impairment of goodwill	—	92,416	$(92,416)	NM	—	92,416	$(92,416)	NM
Earn-out adjustments	(58)	(1,931)	1,873	NM	(7,506)	(2,297)	(5,209)	NM
Adjusted income from operations (1)	$131,465	$130,088	$1,377	1.1%	$265,011	$267,248	$(2,237)	(0.8)%

EPS	$0.36	$0.02	$0.34	NM	$0.76	$0.02	$0.74	NM
Legal contingency costs	—	—	—	—	—	0.35	(0.35)	NM
Impairment of goodwill	—	0.31	(0.31)	NM	—	0.31	(0.31)	NM
Earn-out adjustments	—	—	—	—	(0.02)	—	(0.02)	NM
Other non-operating income	(0.02)	—	(0.02)	NM	(0.05)	—	(0.05)	NM
Adjusted EPS (1)	$0.34	$0.33	$0.01	3.0%	$0.69	$0.68	$0.01	1.5%

NM = not meaningful
(1) Non-GAAP financial measure
Excluding the non-recurring charges and the earn-out gains, our operating income increased $1.4 million, or 1.1%, in the second quarter of fiscal 2026 and declined $2.2 million, or 0.8%, in the first half of fiscal 2026 compared to the same periods last year. The changes reflect lower results in our GSG reportable segment and improved results in our CIG reportable segment, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
($ in thousands)
Net interest expense	$8,838	$8,491	$347	4.1%	$15,966	$15,709	$257	1.6%

Net interest expense increased in the second quarter and first half of fiscal 2026 compared to the fiscal 2025 periods primarily due to higher interest expense related to contingent earn-out liabilities for Halvik and SAGE acquisitions, partially offset by lower borrowings and average debt interest rates.

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
($ in thousands)
Income tax expense	$33,538	$25,700	$7,838	30.5%	$69,892	$40,230	$29,662	73.7%

The effective tax rates for the first halves of fiscal 2026 and 2025 were 26.0% and 86.7%, respectively. Income tax expense was reduced by $0.6 million and $1.0 million of excess tax benefits on share-based payments in the first halves of fiscal 2026 and 2025, respectively. In addition, in the first half of fiscal 2026, we recognized a $12.4 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”. The gain is not taxable for income tax purposes. In the first half of fiscal 2025, we recognized a $92.4 million goodwill impairment charge as described in Note 5, Goodwill and Intangible Assets and determined that $58.3 million of the impairment is not deductible for tax purposes. We also recognized a $115.0 million non-recurring charge in the first half of fiscal 2025 related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Excluding the impact of the excess tax benefits on share-based payments, the gain from sale in the first half of fiscal 2026 and the goodwill impairment and legal contingency charge in the first half of fiscal 2025, our effective tax rates in the first halves of fiscal 2026 and 2025 were 27.5% and 27.8%, respectively.
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
Government Services Group

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
	($ in thousands)
Revenue	$559,351	$698,873	$(139,522)	(20.0)%	$1,084,859	$1,490,225	$(405,366)	(27.2)%
Subcontractor costs	(100,888)	(134,568)	33,680	25.0	(194,293)	(278,546)	84,253	30.2
Revenue, net of subcontractor costs (1)	$458,463	$564,305	$(105,842)	(18.8)%	$890,566	$1,211,679	$(321,113)	(26.5)%

Income from operations	$74,853	$79,776	$(4,923)	(6.2)%	$146,270	$171,696	$(25,426)	(14.8)%

(1)     Non-GAAP financial measure
For the second quarter and first half of fiscal 2026, the revenue decreases of 20.0% and 27.2%, respectively, compared to the prior-year periods primarily reflect the aforementioned cancellation of contracts with USAID and lower disaster response activities. Excluding revenue from USAID/DOS and the disaster response revenue, GSG segment revenue increased approximately 2% in the first half of fiscal 2026 compared to the same period last year. GSG revenue in the first half of fiscal 2026 includes approximately $35 million from a recent acquisition, that did not have comparable revenue for the same period last year.

Operating income decreased primarily due to the aforementioned revenue decline. However, our operating margin, based on revenue, net of subcontractor costs, increased to 16.4% in the first half of fiscal 2026 compared to 14.2% in the prior-year period. The increased operating margin reflects improved project execution and the elimination of the lower margin cost-reimbursable revenue with USAID.
Commercial/International Group

	Three Months Ended				Six Months Ended
	March 29, 2026	March 30, 2025	Change		March 29, 2026	March 30, 2025	Change
			$	%			$	%
	($ in thousands)
Revenue	$676,123	$637,686	$38,437	6.0%	$1,380,300	$1,282,588	$97,712	7.6%
Subcontractor costs	(84,953)	(98,286)	13,333	13.6	(184,057)	(193,232)	9,175	4.7
Revenue, net of subcontractor costs (1)	$591,170	$539,400	$51,770	9.6%	$1,196,243	$1,089,356	$106,887	9.8%

Income from operations	$72,053	$69,098	$2,955	4.3%	$150,971	$138,137	$12,834	9.3%

(1)     Non-GAAP financial measure
The revenue growth in second quarter and first half of fiscal 2026 compared to the same periods last year reflects increased activities for water utilities including digital water projects, primarily in the United Kingdom, partially offset by decreased infrastructure activities in Australia. The increases also include the aforementioned international revenue in the first half of fiscal 2026 from our fiscal 2025 acquisition, that did not have comparable revenue for the fiscal 2025 period. Excluding the revenue from the acquisition, net of the aforementioned Norway disposition, our revenue increased approximately 2% in the first half of fiscal 2026 compared to fiscal 2025 first half.
Our operating income increased due to the aforementioned revenue growth. Our operating margin, based on revenue, net of subcontractor costs, was substantially the same in the first half of fiscal 2026 compared to same period last year.
Backlog
Backlog generally represents the dollar amount of revenue we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at March 29, 2026 and September 28, 2025 were immaterial (see the table below):

	As of
	March 29, 2026	September 28, 2025
	($ in millions)

RUPO	$4,225	$4,101
Backlog	4,282	4,140
At March 29, 2026, our backlog was $4.3 billion. GSG and CIG reported $2.1 billion and $2.2 billion of backlog, respectively, at March 29, 2026.
Financial Condition, Liquidity and Capital Resources
Capital Requirements.  At March 29, 2026, we had $223.6 million of cash and cash equivalents and access to an additional $884.3 million of borrowings available under our credit facility. During the first half of fiscal 2026, we generated $237.6 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.

Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	March 29, 2026	September 28, 2025	Change
			$	%

Cash and cash equivalents	$223,612	$167,459	$56,153	33.5%

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
			$	%

Net cash provided by (used in):
Operating activities	$237,611	$7,240	$230,371	NM
Investing activities	(144,881)	(12,768)	(132,113)	NM
Financing activities	(39,517)	(37,437)	(2,080)	(5.6)
Effect of exchange rate changes	2,027	(10,291)	12,318	(119.7)
Net increase (decrease) in cash	$55,240	$(53,256)	$108,496	203.7%
Operating Activities. For the first half of fiscal 2026, cash from operating activities increased $230.4 million compared to fiscal 2025 first half, primarily due to cash collections related to disaster response activities completed in the fourth quarter of fiscal 2025 and on terminated USAID programs. The increase also reflects a $57 million payment for the aforementioned legal contingency in the second quarter of fiscal 2025.
Investing Activities.  Our cash used in investing activities for the first half of fiscal 2026 includes initial cash payments of $175.0 million for the Halvik acquisition, partially offset by the net proceeds of $40.3 million from the sale of our operations in Norway.
Financing Activities. Our cash used in financing activities includes share repurchases of $100 million in the first half of fiscal 2026 compared to $175 million in the year-ago period. In both periods, these repurchases were partially funded by our net borrowings, which decreased $85 million in the first half of fiscal 2026 compared to the same period last year.
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
At March 29, 2026, we had $315 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $115 million borrowings under the Amended Revolving Credit Facility. For the first half of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.05%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At March 29, 2026, we had $484.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At March 29, 2026, we were in compliance with these covenants with a consolidated leverage ratio of 1.32x and a consolidated interest coverage ratio of 18.08x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At March 29, 2026, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $51.1 million. At March 29, 2026, we had no bank overdrafts related to our disbursement bank accounts.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first half of fiscal 2026, we repurchased and settled 2,894,539 shares with an average price of $34.55 per share for a total cost of $100.0 million in the open market. We repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market in the first half of fiscal 2025. In the first half of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At March 29, 2026, we had a remaining balance of $497.8 million under our stock repurchase programs.
Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2026:

	Dividend Per Share	Record Date	Total Maximum Payment (in thousands)	Payment Date
November 10, 2025	$0.065	December 1, 2025	$16,937	December 12, 2025
January 26, 2026	0.065	February 12, 2026	16,915	February 27, 2026
Subsequent Event.  On April 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.072 per share payable on June 2, 2026 to stockholders of record as of the close of business on May 14, 2026.
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
At March 29, 2026 and September 28, 2025, the liability for income taxes associated with uncertain tax positions was $54.9 million and $52.8 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that we may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At March 29, 2026, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $51.1 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under the 5Y Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations. At March 29, 2026, we had $315 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $115 million borrowings under the Amended Revolving Credit Facility. For the first half of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.05%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. For the first half of fiscal 2026, we reported $1.2 million of foreign currency loss compared to a loss of $0.7 million in the prior year period.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first halves of fiscal 2026 and 2025, 43.9% and 35.4% of our consolidated revenue, respectively, was generated by our international business. For the first half of fiscal 2026, the effect of foreign exchange rate translation on our consolidated balance sheet was an increase in equity of $1.4 million compared to a decrease of $74.3 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At March 29, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.
Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first half of fiscal 2026, we repurchased and settled 2,894,539 shares with an average price of $34.55 per share for a total cost of $100.0 million in the open market. We repurchased and settled 5,165,715 shares with an average price of $33.87 per share for a total cost of $175.0 million in the open market in the first half of fiscal 2025. In the first half of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At March 29, 2026, we had a remaining balance of $497.8 million under our stock repurchase programs.
Below is a summary of the stock repurchases that were traded and settled during the first half of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 29, 2025 - October 26, 2025	488,381	$33.57	488,381	$581,432
October 27, 2025 - November 23, 2025	517,534	33.35	517,534	564,172
November 24, 2025 - December 28, 2025	476,201	34.32	476,201	547,828
December 29, 2025 - January 25, 2026	390,022	35.45	390,022	534,003
January 26, 2026 - February 22, 2026	442,691	38.30	442,691	517,049
February 23, 2026 - March 29, 2026	579,710	33.16	579,710	497,828
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the second quarter of fiscal 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended March 29, 2026, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2026	TETRA TECH, INC.

	By:	/s/ ROGER R. ARGUS
Roger R. Argus
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)