Form 10-Q
period 2026-06-28
TETRA TECH INC
filed 2026-07-31
CIK 831641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2026

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
Yes ☐   No  ☒

At July 20, 2026, 256,044,428 shares of the registrant’s common stock were outstanding.

TETRA TECH, INC.

PART I.                                                  FINANCIAL INFORMATION
    Item 1.                                 Financial Statements
 Tetra Tech, Inc.
Consolidated Balance Sheets
(unaudited - in thousands, except par value)

	As of
ASSETS	June 28, 2026	September 28, 2025
Current assets:
Cash and cash equivalents	$230,835	$167,459
Accounts receivable, net	1,076,473	1,158,928
Contract assets	152,610	138,232
Prepaid expenses and other current assets	120,395	98,768
Assets held-for-sale	—	57,502
Total current assets	1,580,313	1,620,889

Property and equipment, net	63,154	66,148
Right-of-use assets, operating leases	200,447	197,618
Goodwill	2,216,319	2,049,874
Intangible assets, net	123,590	121,160
Deferred tax assets	64,925	106,238
Other non-current assets	139,551	120,247
Total assets	$4,388,299	$4,282,174

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220,639	$204,725
Accrued compensation	316,661	346,912
Contract liabilities	418,102	420,254
Short-term lease liabilities, operating leases	74,681	69,099
Current contingent earn-out liabilities	43,587	24,826
Liabilities held-for-sale	—	25,115
Other current liabilities	260,680	288,113
Total current liabilities	1,334,350	1,379,044

Deferred tax liabilities	21,831	21,333
Long-term debt	801,057	763,363
Long-term lease liabilities, operating leases	147,759	154,695
Non-current contingent earn-out liabilities	70,196	32,135
Other non-current liabilities	160,529	151,440

Commitments and contingencies (Note 16)

Equity:
Preferred stock - authorized, 2,000 shares of $0.01 par value; no shares issued and outstanding at June 28, 2026 and September 28, 2025	—	—
Common stock - authorized, 750,000 shares of $0.01 par value; issued and outstanding, 256,044 and 261,418 shares at June 28, 2026 and September 28, 2025, respectively	2,560	2,614
Accumulated other comprehensive loss	(105,779)	(95,777)
Retained earnings	1,955,291	1,872,948
Tetra Tech stockholders’ equity	1,852,072	1,779,785
Noncontrolling interests	505	379
Total stockholders' equity	1,852,577	1,780,164
Total liabilities and stockholders' equity	$4,388,299	$4,282,174
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	$1,308,555	$1,369,816	$3,739,374	$4,112,490
Subcontractor costs	(199,996)	(216,800)	(544,007)	(658,439)
Other costs of revenue	(865,354)	(901,477)	(2,517,701)	(2,766,854)
Gross profit	243,205	251,539	677,666	687,197
Selling, general and administrative expenses	(85,203)	(86,611)	(254,653)	(255,022)
Legal contingency costs	—	—	—	(115,000)
Contingent consideration – fair value adjustments	(77)	58	7,429	2,355
Impairment of goodwill	—	—	—	(92,416)
Income from operations	157,925	164,986	430,442	227,114
Interest expense, net	(7,158)	(8,288)	(23,124)	(23,996)
Other non-operating income	—	—	12,361	—
Income before income tax expense	150,767	156,698	419,679	203,118
Income tax expense	(40,966)	(42,815)	(110,858)	(83,045)
Net income	109,801	113,883	308,821	120,073
Net income attributable to noncontrolling interests	(217)	(39)	(586)	(94)
Net income attributable to Tetra Tech	$109,584	$113,844	$308,235	$119,979
Earnings per share attributable to Tetra Tech:
Basic	$0.42	$0.43	$1.19	$0.45
Diluted	$0.42	$0.43	$1.18	$0.45
Weighted-average common shares outstanding:
Basic	258,151	263,026	259,685	265,589
Diluted	259,779	264,855	261,459	268,113
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited – in thousands)

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$109,801	$113,883	$308,821	$120,073

Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(11,095)	88,063	(9,697)	13,791
Net pension adjustments	—	—	(305)	(33)
Other comprehensive income (loss), net of tax	(11,095)	88,063	(10,002)	13,758

Comprehensive income, net of tax	98,706	201,946	298,819	133,831
Less: Comprehensive income attributable to noncontrolling interests, net of tax	217	39	586	94
Comprehensive income attributable to Tetra Tech, net of tax	$98,489	$201,907	$298,233	$133,737
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Nine Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income	$308,821	$120,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,103	43,636
Amortization of stock-based awards	27,438	25,789
Deferred income taxes	42,433	(7,656)
Gain on sale of divested business	(12,361)	—
Impairment of goodwill	—	92,416
Fair value adjustments to contingent consideration	(7,429)	(2,355)
Gain on cash surrender value of life insurance policies	—	(1,599)
Other non-cash items	3,869	7,187
Changes in operating assets and liabilities, net of effects of business acquisitions and divestiture:
Accounts receivable and contract assets	107,557	(65,886)
Prepaid expenses and other assets	791	(21,720)
Accounts payable	7,446	27,539
Accrued compensation	(35,973)	(15,991)
Contract liabilities	(1,501)	44,486
Income taxes receivable/payable	(8,028)	32,818
Cash settled on contingent earn-out liabilities	—	(7,420)
Other liabilities	(9,613)	85,521
Net cash provided by operating activities	466,553	356,838
Cash flows from investing activities:
Payments for business acquisitions, net of cash acquired	(191,870)	(97,693)
Capital expenditures	(13,955)	(12,514)
Proceeds from divested business, net	40,263	—
Proceeds from company-owned life insurance policies	—	1,934
Net cash used in investing activities	(165,562)	(108,273)
Cash flows from financing activities:
Proceeds from borrowings	245,000	715,000
Repayments on long-term debt	(210,000)	(665,000)
Payment of debt issuance costs	—	(2,738)
Repurchases of common stock	(202,010)	(199,984)
Shares repurchased for tax withholdings on share-based awards	(12,481)	(13,942)
Payments of contingent earn-out liabilities	(2,842)	(14,805)
Stock options exercised	564	216
Dividends paid	(52,473)	(47,992)
Principal payments on finance leases	(5,791)	(5,742)
Net cash used in financing activities	(240,033)	(234,987)

Effect of exchange rate changes on cash and cash equivalents	1,505	(3,434)

Net increase in cash and cash equivalents	62,463	10,144
Cash and cash equivalents at beginning of period	168,372	232,689
Cash and cash equivalents at end of period	$230,835	$242,833
Supplemental information:
Cash paid during the period for:
Interest	$18,523	$23,837
Income taxes, net of refunds received of $7.8 million and $13.6 million	$74,066	$57,006
Non-cash financing activities:
Excise taxes accrued but not paid	$1,564	$1,513

Reconciliation of cash and cash equivalents at beginning of period:
Cash and cash equivalents	$167,459	$232,689
Cash and cash equivalents included in assets held-for-sale	913	—
Total	$168,372	$232,689
See Notes to Consolidated Financial Statements.

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Three Months Ended June 29, 2025 and June 28, 2026
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT MARCH 30, 2025	263,503	$2,635	$—	$(153,180)	$1,724,203	$1,573,658	$123	$1,573,781
Net income	—	—	—	—	113,844	113,844	39	113,883
Foreign currency translation adjustments	—	—	—	88,063	—	88,063	—	88,063
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Cash dividends of $0.065 per common share	—	—	—	—	(17,092)	(17,092)	—	(17,092)
Stock-based compensation	—	—	8,762	—	—	8,762	—	8,762
Restricted & performance shares released	8	1	(95)	—	—	(94)	—	(94)
Stock options exercised	8	—	45	—	—	45	—	45
Stock repurchases	(767)	(8)	(8,712)	—	(16,526)	(25,246)	—	(25,246)
BALANCE AT JUNE 29, 2025	262,752	$2,628	$—	$(65,117)	$1,804,429	$1,741,940	$156	$1,742,096

BALANCE AT MARCH 29, 2026	259,525	$2,595	$—	$(94,684)	$1,955,468	$1,863,379	$370	$1,863,749
Net income	—	—	—	—	109,584	109,584	217	109,801
Foreign currency translation adjustments	—	—	—	(11,095)	—	(11,095)	—	(11,095)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Cash dividends of $0.072 per common share	—	—	—	—	(18,621)	(18,621)	—	(18,621)
Stock-based compensation	—	—	9,768	—	—	9,768	—	9,768
Restricted & performance shares released	4	—	(51)	—	—	(51)	—	(51)
Stock options exercised	12	—	106	—	—	106	—	106
Stock repurchases	(3,497)	(35)	(9,823)	—	(91,140)	(100,998)	—	(100,998)
BALANCE AT JUNE 28, 2026	256,044	$2,560	$—	$(105,779)	$1,955,291	$1,852,072	$505	$1,852,577

Tetra Tech, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended June 29, 2025 and June 28, 2026
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Tetra Tech Equity	Non-Controlling Interests	Total Equity
	Shares	Amount
BALANCE AT SEPTEMBER 29, 2024	267,717	$2,677	$35,900	$(78,875)	$1,870,620	$1,830,322	$91	$1,830,413
Net income	—	—	—	—	119,979	119,979	94	120,073
Foreign currency translation adjustments	—	—	—	13,791	—	13,791	—	13,791
Net pension adjustments	—	—	—	(33)	—	(33)	—	(33)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Cash dividends of $0.181 per common share	—	—	—	—	(47,992)	(47,992)	—	(47,992)
Stock-based compensation	—	—	25,789	—	—	25,789	—	25,789
Restricted & performance shares released	475	6	(13,948)	—	—	(13,942)	—	(13,942)
Stock options exercised	35	—	216	—	—	216	—	216
Shares issued for Employee Stock Purchase Plan	458	4	15,303	—	—	15,307	—	15,307
Stock repurchases	(5,933)	(59)	(63,260)	—	(138,178)	(201,497)	—	(201,497)
BALANCE AT JUNE 29, 2025	262,752	$2,628	$—	$(65,117)	$1,804,429	$1,741,940	$156	$1,742,096

BALANCE AT SEPTEMBER 28, 2025	261,418	$2,614	$—	$(95,777)	$1,872,948	$1,779,785	$379	$1,780,164
Net income	—	—	—	—	308,235	308,235	586	308,821
Foreign currency translation adjustments	—	—	—	(9,697)	—	(9,697)	—	(9,697)
Net pension adjustments	—	—	—	(305)	—	(305)	—	(305)
Distributions paid in noncontrolling interests	—	—	—	—	—	—	(460)	(460)
Cash dividends of $0.202 per common share	—	—	—	—	(52,473)	(52,473)	—	(52,473)
Stock-based compensation	—	—	27,438	—	—	27,438	—	27,438
Restricted & performance shares released	521	5	(12,486)	—	—	(12,481)	—	(12,481)
Stock options exercised	68	1	563	—	—	564	—	564
Shares issued for Employee Stock Purchase Plan	429	4	12,566	—	—	12,570	—	12,570
Stock repurchases	(6,392)	(64)	(28,081)	—	(173,419)	(201,564)	—	(201,564)
BALANCE AT JUNE 28, 2026	256,044	$2,560	$—	$(105,779)	$1,955,291	$1,852,072	$505	$1,852,577
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

3.                                   Revenue and Contract Balances
We disaggregate revenue by client sector and contract type, as we believe it best depicts how the nature, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following tables present our revenue disaggregated by client sector and contract type (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Client Sector:
U.S. federal government (1)	$338,855	$452,629	$923,573	$1,367,899
U.S. state and local government	174,382	189,181	522,349	599,606
U.S. commercial	235,255	221,351	667,450	666,027
International (2)	560,063	506,655	1,626,002	1,478,958
Total	$1,308,555	$1,369,816	$3,739,374	$4,112,490

Contract Type:
Fixed-price	$634,872	$633,508	$1,794,387	$1,678,280
Time-and-materials	549,062	595,082	1,614,318	1,799,288
Cost-plus	124,621	141,226	330,669	634,922
Total	$1,308,555	$1,369,816	$3,739,374	$4,112,490

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.

Other than the U.S. federal government, no single client accounted for more than 10% of our revenue for the three and nine months ended June 28, 2026 and June 29, 2025.

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

	As of
	June 28, 2026	September 28, 2025

Contract assets (1)	$152,610	$138,232
Contract liabilities - current	(418,102)	(420,254)
Contract liabilities - non-current (2)	(2,610)	(2,628)
Net contract liabilities	$(268,102)	$(284,650)

(1)    Includes $11.0 million and $12.8 million of contract retentions at June 28, 2026 and September 28, 2025, respectively.
(2)    Reported under "Other non-current liabilities" on our consolidated balance sheet as of June 28, 2026 and September 28, 2025.

For the first nine months of fiscal 2026 and 2025, we recognized revenue of approximately $269 million and $213 million, respectively, from the amounts included in the contract liability balances at the end of fiscal 2025 and 2024, respectively.
Revenue is recognized by measuring progress over time under Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers". We estimate and measure progress on our contracts over time whereby we compare our total costs incurred on each contract as a percentage of the total expected contract costs. Changes in those estimates could result in the recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenue, costs and profit in the period in which such changes are made. As a result, for the third quarter and first nine months of fiscal 2026 and 2025, we recognized net favorable revenue and operating income adjustments of approximately $6 million and $10 million, respectively, and $38 million and $17 million, respectively.
Accounts Receivable, Net
Net accounts receivable consisted of the following (in thousands):

	As of
	June 28, 2026	September 28, 2025

Billed	$735,278	$855,026
Unbilled	345,092	310,818
Total accounts receivable	1,080,370	1,165,844
Allowance for doubtful accounts	(3,897)	(6,916)
Total accounts receivable, net	$1,076,473	$1,158,928
Billed accounts receivable represent amounts billed to clients that have not yet been collected. Unbilled accounts receivable, which represent an unconditional right to payment subject only to the passage of time, include unbilled amounts typically resulting from revenue recognized but not yet billed pursuant to contract terms or billed after the period end date. Substantially all of our unbilled receivables at June 28, 2026 are expected to be billed and collected within 12 months. The allowance for doubtful accounts represents amounts that are expected to become uncollectible or unrealizable in the future. We estimate the allowance for uncollectible accounts based on management's consideration of trends in the actual and forecasted credit quality of our clients, including client delinquency and payment history; type of client, such as a government agency or a commercial sector client; and general economic and industry conditions that may affect our clients' ability to pay.
Other than the U.S. federal government, no single client accounted for more than 10% of our accounts receivable at June 28, 2026 and September 28, 2025.
Remaining Unsatisfied Performance Obligation (“RUPO”)
Our RUPO represents a measure of the total dollar value of work to be performed on contracts awarded and in progress. We had $4.4 billion of RUPO at June 28, 2026. Our RUPO increases with awards from new contracts or additions on existing contracts and decreases as work is performed and revenue is recognized on existing contracts. Our RUPO may also decrease when projects are canceled or modified in scope. We include a contract within our RUPO when the contract is awarded and an agreement on contract terms has been reached.
We expect to satisfy our RUPO at June 28, 2026 over the following periods (in thousands):

Amount

Within 12 months	$3,252,193
Beyond (1)	1,187,592
Total	$4,439,785

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

4.            Acquisitions and Divestitures
Acquisitions
In the second quarter of fiscal 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. With 600 employees, Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik is included in our Government Services Group (“GSG”) segment. In the third quarter of fiscal 2026, we acquired Providence Consulting Group Pty Ltd ("Providence"), an advisory and project management consultancy based in Australia. Providence is included in our Commercial/International Services Group ("CIG") segment.
The aggregate fair value of the purchase price for the Halvik and Providence acquisitions was approximately $232 million. This amount consisted of $168 million in initial cash payments made to the sellers, as well as $25 million of cash held in escrow and $39 million of the estimated fair value of contingent earn-out obligations, with a total maximum of $108 million based on the achievement of specified operating income targets in each of the three years following the acquisition dates. The purchase price allocation consisted of $26 million to net tangible assets, $27 million to identifiable intangible assets and $179 million to goodwill. The purchase price allocations for these acquisitions are preliminary and subject to adjustment as the estimates, assumptions, valuations and other analyses have not yet been finalized in order to make a definitive allocation.
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
Both CAW and SAGE are included in our CIG segment. The aggregate fair value of the purchase price for these two acquisitions was $147 million. This amount consisted of $104 million in initial cash payments and $43 million of the estimated fair value of contingent earn-out obligations, with a maximum of approximately $60 million, based on the achievement of specified operating income targets in each of the three years following their respective acquisition dates. The allocation of the $147 million purchase price consisted of $13 million to net tangible assets, $16 million to identifiable intangible assets, $4 million to deferred income tax liability and $122 million to goodwill.
The aforementioned acquisitions in fiscal 2026 and 2025 were not considered material, individually or in aggregate, to our consolidated financial statements. As a result, no pro forma information has been provided.
The fiscal 2026 goodwill addition from the Providence acquisition reflects the anticipated synergies across defense and government clients and the technical knowledge of the acquired workforce. The Halvik acquisition goodwill reflects the extensive technical knowledge of the acquired workforce and the anticipated synergies in data analytics, system modernization and cybersecurity services. The fiscal 2025 goodwill additions from the CAW and SAGE acquisitions reflect the anticipated synergies related to proven systems and technology in project management, cost management, project controls and automation services for defense, government and commercial customers, as delivered by a workforce with extensive technical expertise. The Halvik goodwill addition is deductible for tax purposes, and the Providence and fiscal 2025 goodwill additions are not.
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
Most of our acquisition agreements include contingent earn-out agreements, which are generally based on the achievement of future operating income thresholds. The contingent earn-out arrangements are based on our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved. The fair values of any earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability in “Current contingent earn-out liabilities” and “Non-current contingent earn-out liabilities” on our consolidated balance sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.
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
We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of our contingent earn-out liabilities related to the time component of the present value calculation are reported in interest expense. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. In the first nine months of fiscal 2026, we evaluated our estimates for contingent consideration liabilities for the remaining earn-out periods for each individual acquisition, which included a review of their financial results to-date, the status of ongoing projects in their RUPO and the inventory of prospective new contract awards.
The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Beginning balance	$108,331	$31,270	$56,961	$48,746
Estimated earn-out liabilities for acquisitions (1)	4,411	37,977	62,155	43,493
Payments of contingent consideration	—	(360)	(2,842)	(22,225)
Adjustments to fair value recorded in earnings	77	(58)	(7,429)	(2,355)
Interest accretion expense	1,070	478	3,225	1,641
Effect of foreign currency exchange rate changes	(106)	424	1,713	431
Ending balance	$113,783	$69,731	$113,783	$69,731

Total potential maximum outstanding (1)			$215,441

(1) For the third quarter and first nine months of fiscal 2026, the estimated earn-out liabilities and the potential maximum outstanding amounts include the fair values of the holdback amounts held in escrow.
Divestiture
In the first quarter of fiscal 2026, we divested our operations in Norway, which were in our CIG segment. We received proceeds of $40.3 million and recognized a non-operating gain of $12.4 million in our consolidated statements of income for the first nine months of fiscal 2026. We concluded that the planned divestiture in fiscal 2025 met all the requisite held-for-sale criteria; therefore, the related assets and liabilities were reclassified as held-for-sale on our consolidated balance sheet as of September 28, 2025.
5.            Goodwill and Intangible Assets
At the beginning of fiscal 2026, we transferred certain operating units between our two reportable segments and redefined our reporting units to better align our operations with the clients and markets that they serve. As a result, we reallocated goodwill between our GSG and CIG reportable segments on a relative fair value basis.
The following table summarizes the changes in the carrying value of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Goodwill reallocation	83,179	(83,179)	—
Acquisition activities	160,126	18,825	178,951
Translation and other adjustments	(1,225)	(11,281)	(12,506)
Balance at June 28, 2026	$900,591	$1,315,728	$2,216,319
Translation adjustments resulted from our goodwill amounts in foreign subsidiaries with functional currencies that are different than our reporting currency. The goodwill amounts presented in the table above are net of reductions from historical impairment adjustments.

The following table summarizes the gross and accumulated impairment amounts of goodwill by reportable segment (in thousands):

	GSG	CIG	Total

Balance at September 28, 2025	$658,511	$1,391,363	$2,049,874
Accumulated impairment	110,130	121,473	231,603
Gross amount at September 28, 2025	$768,641	$1,512,836	$2,281,477

Balance at June 28, 2026	$900,591	$1,315,728	$2,216,319
Accumulated impairment	110,130	121,473	231,603
Gross amount at June 28, 2026	$1,010,721	$1,437,201	$2,447,922
We perform our annual goodwill impairment review at the beginning of our fiscal fourth quarter. Our most recent annual review at June 30, 2025 (i.e. the first day of our fourth quarter in fiscal 2025) indicated that we had no impairment of goodwill, and all of our reporting units had estimated fair values that were in excess of their carrying values, including goodwill. At June 30, 2025, we had no reporting units that had estimated fair values that exceeded their carrying values by less than 38%, except for our former Global Development Services reporting unit ("GDS") as described below.
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
During the second quarter of fiscal 2025, events and circumstances occurred that indicated a potential change in the recoverability of goodwill in GDS, which provided consulting and engineering services for international development agencies supporting humanitarian programs worldwide. Although several agencies were supported by this work (primarily for the U.S., Australia and United Kingdom governments), over eighty percent of the activity was historically for the United States Agency for International Development ("USAID"). On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of USAID programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience. As a result of these events and circumstances, we performed an interim impairment review of the goodwill in GDS in the second quarter of 2025.
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
For the interim impairment analysis of GDS, we utilized the Income Approach as it had the most direct correlation to the specific economics of the reporting unit. The fair value of equity of GDS was estimated using Level 3 inputs including the discount rate that reflected the level of risk associated with receiving future cash flows and the forecasted long-term growth rates of GDS's revenue and operating income. Based on our analysis, an impairment of $92.4 million was calculated as the deficit between the fair value of equity of the GDS reporting unit as compared to its carrying value, including goodwill of $130.5 million at our fiscal period end for February 2025. As a result, we recorded a non-cash goodwill impairment charge of $92.4 million included in operating income in the second quarter of fiscal 2025. The remaining $38.1 million of goodwill in GDS was primarily supported by our work for the Australia and United Kingdom foreign aid government agencies.

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
The following table presents the gross amount and accumulated amortization of our acquired identifiable intangible assets with finite useful lives included in “Intangible assets, net” on the consolidated balance sheets ($ in thousands):

	As of
	June 28, 2026				September 28, 2025
	Weighted- Average Remaining Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Client relations	6.6	$190,376	$(71,507)	$118,869	$169,807	$(56,241)	$113,566
Backlog	0.6	50,822	(46,221)	4,601	43,919	(40,397)	3,522
Trade names	0.1	34,273	(34,153)	120	34,805	(30,733)	4,072
Total		$275,471	$(151,881)	$123,590	$248,531	$(127,371)	$121,160
Amortization expense for the identifiable intangible assets for the third quarter and first nine months of fiscal 2026 was $9.0 million and $26.2 million, compared to $8.3 million and $27.6 million, respectively, for the prior-year periods. Estimated amortization expense for the remainder of fiscal 2026 and succeeding years is as follows (in thousands):

Amount

2026 (remaining)	$7,632
2027	23,079
2028	20,197
2029	19,095
2030	14,983
Beyond	38,604
Total	$123,590
6.                                     Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	June 28, 2026	September 28, 2025

Equipment, furniture and fixtures	$150,580	$140,695
Leasehold improvements	48,556	46,883
Total property and equipment	199,136	187,578
Accumulated depreciation	(135,982)	(121,430)
Property and equipment, net	$63,154	$66,148
For the third quarter and first nine months of fiscal 2026, our depreciation expense related to property and equipment was $5.7 million and $16.9 million, compared to $5.4 million and $16.1 million, respectively, for the fiscal 2025 periods.
7.                                     Stock Repurchase and Dividends
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2026, we repurchased and settled 6,391,799 shares with an average price of $31.29 per share for a total cost of $200.0 million in the open market. We repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market in the first nine months of fiscal 2025. In the first nine months of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At June 28, 2026, our $400 million stock repurchase program was fully executed and we had a remaining balance of $397.8 million under our $500 million stock repurchase program.

The following table presents dividends declared and paid in the first nine months of fiscal 2026 and 2025:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 10, 2025	$0.065	December 1, 2025	December 12, 2025	$16,937
January 26, 2026	0.065	February 12, 2026	February 27, 2026	16,915
April 27, 2026	0.072	May 14, 2026	June 2, 2026	18,621
Total dividend paid as of June 28, 2026				$52,473

November 11, 2024	$0.058	November 27, 2024	December 13, 2024	$15,549
January 27, 2025	0.058	February 12, 2025	February 26, 2025	15,351
May 5, 2025	0.065	May 23, 2025	June 5, 2025	17,092
Total dividend paid as of June 29, 2025				$47,992
Subsequent Event. On July 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.072 per share payable on August 27, 2026 to stockholders of record as of the close of business on August 13, 2026.
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
Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset at the commencement date also includes any lease payments made to the lessor at or before the commencement date and initial direct costs, less lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
The components of lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Operating lease cost	$25,661	$25,408	$77,647	$76,147
Sublease income	(376)	(254)	(1,083)	(736)
Total lease cost	$25,285	$25,154	$76,564	$75,411

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended
	June 28, 2026	June 29, 2025

Operating cash flows for operating leases	$62,670	$56,941
Right-of-use assets obtained in exchange for new operating lease liabilities	56,307	55,817
Supplemental balance sheet and other information related to leases are as follows ($ in thousands):

	As of
	June 28, 2026	September 28, 2025

Operating leases:
Right-of-use assets	$200,447	$197,618

Lease liabilities:
Current	74,681	69,099
Non-current	147,759	154,695
Total operating lease liabilities	$222,440	$223,794

Weighted-average remaining lease term:
Operating leases	3.9 years	4.4 years
Weighted-average discount rate:
Operating leases	4.3%	4.2%

At June 28, 2026, we had $6.4 million of operating leases that have not yet commenced.
A maturity analysis of the future undiscounted cash flows associated with our lease liabilities at June 28, 2026 is as follows (in thousands):

Operating Leases

2026 (remaining)	$21,876
2027	81,329
2028	55,834
2029	34,908
2030	25,689
Beyond	22,578
Total lease payments	242,214
Less: imputed interest	(19,774)
Total present value of lease liabilities	$222,440
9.                                     Stockholders’ Equity and Stock Compensation Plans
We recognize the fair value of our stock-based awards as compensation expense on a straight-line basis over the requisite service period in which the award vests. Stock-based compensation expense for the three and nine months ended June 28, 2026 was $9.8 million and $27.4 million, compared to $8.8 million and $25.8 million for the same periods last year. Most of these amounts were included in our selling, general and administrative expenses on our consolidated statements of income. In the first nine months of fiscal 2026, we awarded 360,437 performance share units (“PSUs”) to our non-employee directors and executive officers at an estimated fair value of $43.69 per share on the award date. All PSUs are performance-based and vest, if at all, after the conclusion of the three-year performance period. The number of PSUs that ultimately vest is based 50% on growth in our diluted earnings per share and 50% on our relative total shareholder return over the vesting period. Additionally, we awarded 608,847 restricted stock units (“RSUs”) to our non-employee directors, executive officers and employees at a fair value of $35.37 per share on the award date. All executive officer and employee RSUs have time-based vesting over a four-year period, and the non-employee director RSUs vest after one year.
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
For the first nine months of fiscal 2026, our Convertible Notes, described in Note 13, "Long-Term Debt", had no impact on the calculation of dilutive potential common shares, as the price of our common stock did not exceed the conversion price. For the first nine months of fiscal 2025, the Convertible Notes had a dilution impact on the dilutive potential common shares, which was calculated using the if-converted method. The dilution impact was due to the price of our common stock exceeding the conversion price. The related capped call transactions (the "Capped Call Transactions") for all of these periods were excluded from the calculation of dilutive potential common shares as their effect is anti-dilutive. For the third quarters and first nine months of fiscal 2026 and 2025, no options were excluded from the calculation of dilutive potential common shares.
The following table presents the number of weighted-average shares used to compute basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Net income attributable to Tetra Tech	$109,584	$113,844	$308,235	$119,979

Weighted-average common shares outstanding – basic	258,151	263,026	259,685	265,589
Effect of dilutive stock options and unvested restricted stock	1,628	1,829	1,774	1,900
Shares issuable assuming conversion of convertible notes	—	—	—	624
Weighted-average common shares outstanding – diluted	259,779	264,855	261,459	268,113

Earnings per share attributable to Tetra Tech:
Basic	$0.42	$0.43	$1.19	$0.45
Diluted	$0.42	$0.43	$1.18	$0.45
11.                                  Income Taxes
The effective tax rates for the first nine months of fiscal 2026 and 2025 were 26.4% and 40.9%, respectively. Income tax expense was reduced by $0.6 million and $1.0 million of excess tax benefits on share-based payments in the first nine months of fiscal 2026 and 2025, respectively. In addition, in the first nine months of fiscal 2026, we recognized a $12.4 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures”. The gain was not taxable. In the first nine months of fiscal 2025, we recognized a $92.4 million goodwill impairment charge as described in Note 5, "Goodwill and Intangible Assets" and determined that $58.3 million of the impairment was not deductible for tax purposes. We also recognized a $115.0 million non-recurring charge in the first nine months of fiscal 2025 related to legal contingencies as described in Note 16, "Commitments and Contingencies". We determined that $31.3 million of this charge was not tax deductible. Excluding the impact of the excess tax benefits on share-based payments, the gain from sale in the first nine months of fiscal 2026 and the goodwill impairment and legal contingency charge in the first nine months of fiscal 2025, our effective tax rates in the first nine months of fiscal 2026 and 2025 were 27.4% and 27.6%, respectively.
At June 28, 2026 and September 28, 2025, the liabilities for income taxes associated with uncertain tax positions were $55.8 million and $52.8 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
GSG provides high-end technical and engineering services primarily to U.S. government clients (federal, state and local). GSG supports U.S. government defense and civilian agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste.
CIG primarily provides high-end technical and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial and high performance buildings markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and Brazil.
Our Chief Executive Officer serves as the chief operating decision maker (“CODM”) and is responsible for evaluating segment performance and allocating resources to our segments. The CODM assesses segment revenue and segment operating income on a monthly basis by comparing actual results against the annual plan. This evaluation supports strategic decisions related to segment profitability, resource allocation, pricing strategies and cost optimization. The segment operating income is presented before amortization expense associated with acquisitions and other unallocated corporate costs. It is calculated as revenue less subcontractor costs, and other segment items including other costs of revenue and segment selling, general and administrative expenses.
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
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. The accounting policies for segment reporting are the same as for our consolidated financial statements. The tables below present financial information of our reportable segments (in thousands):

	Three Months Ended			Three Months Ended
	June 28, 2026			June 29, 2025
	GSG	CIG	Total	GSG	CIG	Total

Revenue from external customers	$590,567	$717,988	$1,308,555	$703,108	$666,708	$1,369,816
Inter-segment revenue	7,835	10,288	18,123	6,303	9,780	16,083
Segment revenue	598,402	728,276	1,326,678	709,411	676,488	1,385,899

Elimination of inter-segment revenue			(18,123)			(16,083)
Total consolidated revenue			1,308,555			1,369,816

Subcontractor costs - external	(113,777)	(86,219)	(199,996)	(126,971)	(89,829)	(216,800)
Subcontractor costs - inter-segment	(10,288)	(7,835)	(18,123)	(9,780)	(6,303)	(16,083)
Segment subcontractor costs	(124,065)	(94,054)	(218,119)	(136,751)	(96,132)	(232,883)

Elimination of inter-segment subcontractor costs			18,123			16,083
Total consolidated subcontractor costs			(199,996)			(216,800)

Other segment items (1)	(391,500)	(538,677)	(930,177)	(472,942)	(493,244)	(966,186)
Segment operating income	82,837	95,545	178,382	99,718	87,112	186,830

Reconciliation of profit (segment operating income):
Contingent consideration - fair value adjustments			(77)			58
Interest expense, net			(7,158)			(8,288)
Other corporate expenses (2)			(20,380)			(21,902)
Income before income tax expense			$150,767			$156,698

(1) These amounts include $0.8 million and $0.8 million of GSG depreciation expense for the third quarters of fiscal 2026 and 2025, respectively, and $4.8 million and $4.5 million of CIG depreciation expense for the third quarters of fiscal 2026 and 2025, respectively. Our GSG and CIG other segment items include immaterial amounts of net equity income of investees accounted for by the equity method for the third quarters of fiscal 2026 and 2025.
(2) Other corporate expenses include the amortization expense of intangible assets of $9.0 million and $8.3 million for the third quarters of fiscal 2026 and 2025, respectively. These amounts also include $5.9 million and $5.0 million of stock-based compensation expense for the third quarters of fiscal 2026 and 2025, respectively.

	Nine Months Ended			Nine Months Ended
	June 28, 2026			June 29, 2025
	GSG	CIG	Total	GSG	CIG	Total

Revenue from external customers	$1,655,408	$2,083,966	$3,739,374	$2,180,734	$1,931,756	$4,112,490
Inter-segment revenue	27,852	24,610	52,462	18,902	27,320	46,222
Segment revenue	1,683,260	2,108,576	3,791,836	2,199,636	1,959,076	4,158,712

Elimination of inter-segment revenue			(52,462)			(46,222)
Total consolidated revenue			3,739,374			4,112,490

Subcontractor costs - external	(293,748)	(250,259)	(544,007)	(387,977)	(270,462)	(658,439)
Subcontractor costs - inter-segment	(24,610)	(27,852)	(52,462)	(27,320)	(18,902)	(46,222)
Segment subcontractor costs	(318,358)	(278,111)	(596,469)	(415,297)	(289,364)	(704,661)

Elimination of inter-segment subcontractor costs			52,462			46,222
Total consolidated subcontractor costs			(544,007)			(658,439)

Other segment items (1)	(1,135,795)	(1,583,948)	(2,719,743)	(1,512,925)	(1,444,463)	(2,957,388)
Segment operating income	229,107	246,517	475,624	271,414	225,249	496,663

Reconciliation of profit (segment operating income):
Other non-operating income			12,361			—
Legal contingency costs			—			(115,000)
Impairment of goodwill			—			(92,416)
Contingent consideration - fair value adjustments			7,429			2,355
Interest expense, net			(23,124)			(23,996)
Other corporate expenses (2)			(52,611)			(64,488)
Income before income tax expense			$419,679			$203,118

(1) For the first nine months of fiscal 2026 and 2025 these amounts include $2.4 million and $2.6 million of GSG depreciation expense, respectively, and $14.2 million and $13.3 million of CIG depreciation expense for the first nine months of fiscal 2026 and 2025, respectively. Our GSG and CIG other segment items include immaterial amounts of net equity income of investees accounted for by the equity method for the first nine months of fiscal 2026 and 2025.
(2) For the first nine months of fiscal 2026 and 2025 other corporate expenses include the amortization expense of intangible assets of $26.2 million and $27.6 million, respectively. These amounts also include $16.7 million and $14.9 million of stock-based compensation expense for the first nine months of fiscal 2026 and 2025, respectively.

13.    Long-Term Debt
Long-term debt consisted of the following (in thousands):

	As of
	June 28, 2026	September 28, 2025

Credit facilities	$235,000	$200,000
Convertible notes	575,000	575,000
Debt issuance costs and discount	(8,943)	(11,637)
Long-term debt	$801,057	$763,363
On August 22, 2023, we issued $575.0 million of Convertible Notes that bear interest at a rate of 2.25% per annum payable in arrears on February 15 and August 15 of each year, beginning on February 15, 2024, and mature on August 15,

2028, unless converted, redeemed or repurchased. Prior to May 15, 2028, the Convertible Notes will be convertible at the option of the holders only upon the occurrence of certain events and during certain periods. Thereafter, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The initial conversion rate applicable to the Convertible Notes was 25.4275 shares of our common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial price of approximately $39.33 per share of our common stock. The conversion rate is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 28, 2026, the applicable conversion rate was 25.4370 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $39.31 per share of common stock). Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. In addition, upon the occurrence of a "fundamental change" as defined in the indenture governing the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest. If certain corporate events occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such event or notice of redemption.
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
Our net proceeds from the offering were approximately $560.5 million after deducting the initial purchasers’ discounts and commissions and offering expenses. We used approximately $51.8 million of the net proceeds to pay the cost of the Capped Call Transactions described below. We used the remaining net proceeds to repay all $185.0 million of the principal amount outstanding under our revolving credit facility and the remaining $234.4 million of principal outstanding under our senior secured term loan due 2027 under the Second Amended and Restated Credit Agreement, as well as approximately $89.4 million of the principal amount outstanding under our senior secured term loan due 2026 under the Third Amended and Restated Credit Agreement.
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
The net carrying amount of the Convertible Notes was as follows (in thousands):

	As of
	June 28, 2026	September 28, 2025

Principal	$575,000	$575,000
Unamortized discount and issuance costs	(6,461)	(8,625)
Net carrying amount	$568,539	$566,375
The following table sets forth the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Interest expense	$3,234	$3,234	$9,703	$9,703
Amortization of discount and issuance costs	718	699	2,164	2,105
Total interest expense	$3,952	$3,933	$11,867	$11,808
Concurrent with the offering of the Convertible Notes, in August 2023, we entered into the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution of our common stock upon conversion of the Convertible Notes and/or offset any cash payments we elect to make in excess of the principal amount of converted Convertible Notes, as the case may be. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution and/or there would not be an offset of such cash payments, in each case, to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $51.91 per share, which represented a premium of 65% over the last reported sale price of our common stock of $31.46 per share on the NASDAQ Global Select Market on August 17, 2023. The cap price is subject to adjustment for certain events, including stock splits and issuance of certain stock dividends on our common stock. At June 28, 2026, the adjusted cap price was approximately $51.89 per share. We recorded the Capped Call Transactions as separate transactions from the issuance of the Convertible Notes. The cost of $51.8 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital (net of $12.9 million in deferred taxes) on our consolidated balance sheet as of fiscal 2023 year-end.
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
On May 5, 2025, we entered into a Fourth Amended and Restated Credit Agreement (“Amended Credit Agreement”) with a total borrowing capacity of $1.5 billion. The Amended Credit Agreement is a $1.1 billion senior secured, five-year facility that provides for a $250 million 3-year term loan facility (the “3Y Term Loan Facility”), a $250 million 5-year term loan facility (“the 5Y Term Loan Facility”), and a $600 million revolving credit facility (the “Amended Revolving Credit Facility”). In addition, the Amended Credit Agreement includes a $400 million accordion feature that allows us to increase the Amended Credit Agreement to $1.5 billion subject to lender approval. The 5Y Term Loan Facility is subject to quarterly amortization of principal, based upon the annual percentages of the original stated amount thereof (Year 1: 0.0%, Year 2: 0.0%, Year 3: 5.0%, Year 4: 10.0%, Year 5: 10.0%), with the first payment being due at the end of the first full fiscal quarter following the second anniversary of the Amendment Effective Date. The Amended Credit Agreement provides for, among other things, (i) refinance indebtedness under our Third Amended Credit Agreement; (ii) finance open market repurchases of common stock, acquisitions, and cash dividends and distributions; and (iii) utilize the proceeds for working capital, capital expenditures and other general corporate purposes. The Amended Credit Agreement provides for a reduction in the pricing levels of the Consolidated Leverage Ratio and the removal of the Secured Overnight Financing Rate ("SOFR") credit spread adjustment. The Amended Revolving Credit Facility includes a $100 million sublimit for the issuance of standby letters of credit, a $20 million sublimit for swingline loans, and a $400 million sublimit for multicurrency borrowings and letters of credit.
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
At June 28, 2026, we had $235 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $35 million under the Amended Revolving Credit Facility. During the nine months ended June 28, 2026, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.01%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 28, 2026, we had $564.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans and those of our subsidiaries that are guarantors or borrowers. At June 28, 2026, we were in compliance with these covenants with a consolidated leverage ratio of 1.24x and a consolidated interest coverage ratio of 18.98x.

In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 28, 2026, there were no outstanding borrowings under these facilities and the aggregate amount of standby letters of credit outstanding was $48.2 million. As of June 28, 2026, we had no bank overdrafts related to our disbursement bank accounts.
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
Debt. The fair value of long-term debt under our credit facility was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities (Level 2 measurement, as described in “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025). The carrying value of our long-term debt under our credit facility approximated fair value at June 28, 2026 and September 28, 2025. At June 28, 2026, we had $235 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under our 5Y Term Loan Facility and $35 million borrowings under our revolving credit facility.
The estimated fair value of our $575 million Convertible Notes was determined based on the trading price of the Convertible Notes as of the last trading day of our third quarter of fiscal 2026. We consider the fair value of the Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
The carrying values and estimated fair values of our financial instruments that are not recorded at fair value in our consolidated balance sheets, were as follows (in thousands):

	As of June 28, 2026		As of September 28, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Liabilities:
Credit facilities	$235,000	$235,000	$200,000	$200,000
Convertible notes	568,539	606,625	566,375	619,735
Total	$803,539	$841,625	$766,375	$819,735

15.                               Reclassifications Out of Accumulated Other Comprehensive Income
The accumulated balances and activities for the three and nine months ended June 28, 2026 and June 29, 2025 related to reclassifications out of accumulated other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at March 30, 2025	$(157,085)	$3,905	$(153,180)
Other comprehensive income	88,063	—	88,063
Net current-period other comprehensive income	88,063	—	88,063

Balance at June 29, 2025	$(69,022)	$3,905	$(65,117)

Balance at March 29, 2026	$(98,580)	$3,896	$(94,684)
Other comprehensive loss	(11,095)	—	(11,095)
Net current-period other comprehensive loss	(11,095)	—	(11,095)

Balance at June 28, 2026	$(109,675)	$3,896	$(105,779)

	Nine Months Ended
	Foreign Currency Translation Adjustments	Net Pension Adjustments	Accumulated Other Comprehensive Income (Loss)

Balance at September 29, 2024	$(82,813)	$3,938	$(78,875)
Other comprehensive income (loss)	13,791	(33)	13,758
Net current-period other comprehensive income (loss)	13,791	(33)	13,758

Balance at June 29, 2025	$(69,022)	$3,905	$(65,117)

Balance at September 28, 2025	$(99,978)	$4,201	$(95,777)
Other comprehensive loss before reclassifications	(9,155)	(14)	(9,169)
Reclassification to earnings from sale of divested business	(542)	(291)	(833)
Net current-period other comprehensive loss	(9,697)	(305)	(10,002)

Balance at June 28, 2026	$(109,675)	$3,896	$(105,779)

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
TtEC entered into the settlement agreement and consent decree to avoid delay, uncertainty and expense of protracted litigation. The settlement agreement and consent decree contain no admission of liability by TtEC. Under the terms of the settlement agreement and consent decree, TtEC agreed to pay the United States $57 million and $40 million for the FCA and CERCLA claims, respectively (the "Settlement Amounts"). In the second quarter of fiscal 2025, we paid the $57 million settlement related to the FCA claim. The $40 million CERCLA settlement payment was made in the fourth quarter of fiscal 2025. Upon entry of the consent decree by the Court and the United States' receipt of the Settlement Amounts, the United States released TtEC from any, and all civil or administrative monetary claims for the Covered Conduct under the civil FCA, the CERCLA, and other specified civil statutes and common law theories of liability.
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
17.                               Related Party Transactions
We often provide services to unconsolidated joint ventures. The table below presents revenue and reimbursable costs related to services we provided to our unconsolidated joint ventures (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenue	$14,104	$16,267	$44,974	$48,764
Related reimbursable costs	12,655	14,222	40,249	43,578
Our consolidated balance sheets also included the following amounts related to these services (in thousands):

	As of
	June 28, 2026	September 28, 2025

Accounts receivable, net	$11,529	$14,848
Contract assets	875	1,154
Contract liabilities	(5,918)	(6,583)

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
GENERAL OVERVIEW
Tetra Tech, Inc. is a leading global provider of high-end technical and engineering services that focuses on water, environment and sustainable infrastructure. We are a global company that is Leading with Science® to provide innovative solutions for our public and private clients. We typically begin at the earliest stage of a project by identifying technical solutions and developing execution plans tailored to our clients' needs and resources.
Our reputation for high-end technical and engineering services and our ability to develop solutions for water and environmental management has supported our growth for 60 years. Our market leading climate mitigation and adaptation services are solving our clients' most complex challenges related to coastal flooding, water security, energy transition and biodiversity protection. Today, we are proud to be making a difference in people’s lives worldwide through our high-end technical and engineering service offerings. We are working on over 100,000 projects, in more than 100 countries on all seven continents, with more than 25,000 associates. We are Leading with Science® throughout our operations, with domain experts across multiple disciplines supported by our advanced analytics, artificial intelligence, machine learning and digital technology solutions. Our ability to provide innovative and first-of-kind solutions is enhanced by partnerships with our forward-thinking clients. We embrace the breadth of experience across our talented workforce worldwide with a culture of innovation and entrepreneurship. We are disciplined in our business, and focused on delivering value to customers and high performance for our shareholders. In supporting our clients, we seek to add value and provide long-term sustainable consulting, engineering and technology solutions.
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
The following table presents the percentage of our revenue by client sector:

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Client Sector
U.S. federal government (1)	25.9%	33.0%	24.7%	33.2%
U.S. state and local government	13.3	13.8	14.0	14.6
U.S. commercial	18.0	16.2	17.8	16.2
International (2)	42.8	37.0	43.5	36.0
Total	100.0%	100.0%	100.0%	100.0%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
We manage our operations under two reportable segments: Government Services Group reportable segment and Commercial/International Services Group reportable segment.

Government Services Group (“GSG”).  GSG provides high-end technical and engineering services primarily to U.S. government clients (federal, state and local). GSG supports U.S. government defense and civilian agencies with services in water, environment, sustainable infrastructure, information technology and disaster management. GSG also provides engineering design services for U.S. based federal and municipal clients, especially in water infrastructure, flood protection and solid waste.
Commercial/International Services Group (“CIG”).  CIG primarily provides high-end technical and engineering services to U.S. commercial clients, and international clients inclusive of the commercial and government sectors. CIG supports commercial clients worldwide in energy, industrial and high performance buildings markets. CIG also provides sustainable infrastructure and related environmental, engineering and project management services to commercial and local government clients across Canada, in Asia Pacific (primarily Australia and New Zealand), Europe, the United Kingdom and Brazil.
The following table presents the percentage of our revenue by reportable segment:

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Reportable Segment
GSG	45.7%	51.8%	45.0%	53.5%
CIG	55.7	49.4	56.4	47.6
Inter-segment elimination	(1.4)	(1.2)	(1.4)	(1.1)
Total	100.0%	100.0%	100.0%	100.0%
Our services are performed under three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus. The following table presents the percentage of our revenue by contract type:

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Contract Type
Fixed-price	48.5%	46.2%	48.0%	40.8%
Time-and-materials	42.0	43.5	43.2	43.8
Cost-plus	9.5	10.3	8.8	15.4
Total	100.0%	100.0%	100.0%	100.0%
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
We experience seasonal trends in our business. Our revenue and operating income are typically lower in the first nine months of our fiscal year, primarily due to the Thanksgiving (in the U.S. and Canada), Christmas and New Year’s holidays. Many of our clients’ employees, as well as our own employees, take vacations during these holiday periods. Further, seasonal inclement weather conditions occasionally cause some of our offices to close temporarily or may hamper our project field work in the northern hemisphere's temperate and arctic regions. These occurrences result in fewer billable hours worked on projects and, correspondingly, less revenue recognized.
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
In the second quarter of fiscal 2026, we acquired Halvik Corp (“Halvik”) headquartered in Vienna, Virginia. Halvik provides high-end advisory consulting services focused on advanced data analytics, systems modernization and cybersecurity for U.S. federal defense and civilian agencies. Halvik is included in our GSG segment. In the third quarter of fiscal 2026, we acquired Providence Consulting Group Pty Ltd ("Providence"), an advisory and project management consultancy based in Australia. Providence is included in our CIG segment.
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
Divestitures.  We regularly review and evaluate our existing operations to determine whether our business model should change through the divestiture of certain businesses. Accordingly, from time to time, we may divest or wind down certain non-core businesses and reallocate our resources to businesses that better align with our long-term strategic direction. In the first quarter of fiscal 2026, we divested our operations in Norway, which were in our CIG segment. In the first quarter of fiscal 2025, we divested a subsidiary in South America and a line of business in Australia. All of these divestitures were not considered material, individually or in aggregate, to our consolidated financial statements.
For detailed information regarding acquisitions, see Note 4, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”.
OVERVIEW OF RESULTS AND BUSINESS TRENDS
General. For the first nine months of fiscal 2026, our revenue declined 9.1% compared to the prior-year period primarily due to fewer international development projects in our U.S. federal government client sector. On January 20, 2025, President Trump signed Executive Order 14169, titled "Reevaluating and Realigning United States Foreign Aid", which initiated a 90-day pause on all U.S. foreign development assistance programs to assess their alignment with U.S. foreign policy objectives with few exemptions. Following a six-week review, on February 27, 2025, U.S. Secretary of State Rubio announced the cancellation of 83% of United States Agency for International Development ("USAID") programs, totaling approximately 5,200 contracts. Subsequently, we were notified that virtually all of our contracts with USAID were terminated for convenience with immediate effect and that any remaining international development activity would be administered by the U.S. Department of State ("DOS").
In addition, our year-over-year revenue comparisons include lower disaster response activity in both of our U.S. government client sectors. Our revenue in the first nine months of fiscal 2026 includes approximately $180 million from our recent acquisitions (net of the aforementioned Norway disposition), that did not have comparable revenue for the same period last year.
The table below presents our revenue by client sector (amounts in thousands):

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%

Client Sector
U.S. federal government (1)	$923,573	$1,367,899	$(444,326)	(32.5)%
U.S. state and local government	522,349	599,606	(77,257)	(12.9)
U.S. commercial	667,450	666,027	1,423	0.2
International (2)	1,626,002	1,478,958	147,044	9.9
Total	$3,739,374	$4,112,490	$(373,116)	(9.1)%

(1)    Includes revenue generated under U.S. federal government contracts performed outside the United States.
(2)    Includes revenue generated from non-U.S. clients, primarily in Australia, Canada and the United Kingdom.
U.S. Federal Government.

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%
	($ in thousands)
Revenue	$923,573	$1,367,899	$(444,326)	(32.5)%
Our U.S. federal government revenue declined 32.5% primarily due to the aforementioned decreased international development and disaster response activity in the first nine months of fiscal 2026 compared to the same period last year. In the first nine months of fiscal 2026, our U.S. federal government revenue included approximately $190 million from USAID/DOS programs compared to approximately $550 million in the fiscal 2025 period. Additionally, the first nine months of fiscal 2025 included revenue related to our disaster response programs for the Palisades and Eaton fires in Southern California. Our revenue in the first nine months of fiscal 2026 includes approximately $85 million from a recent acquisition, that did not have comparable revenue for the prior-year period. We expect our U.S. federal revenue to grow for the remainder of this fiscal year, excluding USAID/DOS and disaster response activities.
U.S. State and Local Government.

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%
	($ in thousands)
Revenue	$522,349	$599,606	$(77,257)	(12.9)%
Our U.S. state and local government revenue declined 12.9% compared to the fiscal 2025 period due to decreased disaster response activity primarily related to Hurricanes Helene and Milton. Excluding this disaster response work, our U.S. state and local government, revenue increased approximately 6% in the first nine months of fiscal 2026 compared to the same period last year. This growth was due to continued investment by our clients in municipal water infrastructure, including digital water automation. Most of our work for the U.S. state and local governments relates to critical water and environmental programs, which we expect to continue to grow for the remainder of fiscal 2026.

U.S. Commercial.

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%
	($ in thousands)
Revenue	$667,450	$666,027	$1,423	0.2%
Our U.S. commercial revenue was stable in the first nine months of fiscal 2026 compared to the same period last year primarily due to increased power transmission services, partially offset by lower activity related to renewable energy. We expect our U.S. commercial revenue, excluding renewable energy, to grow in the fourth quarter of fiscal 2026.
International.

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%
	($ in thousands)
Revenue	$1,626,002	$1,478,958	$147,044	9.9%
For the first nine months of fiscal 2026, our international revenue growth of 9.9% reflects increased activities for water utilities including digital water projects. Excluding the revenue from our fiscal 2025 acquisition and the aforementioned Norway disposition, our international revenue increased approximately 4% in the first nine months of fiscal 2026 compared to the fiscal 2025 period. We expect the growth in our international work to continue for the remainder of fiscal 2026.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
	($ in thousands, except per share data)
Revenue	$1,308,555	$1,369,816	$(61,261)	(4.5)%	$3,739,374	$4,112,490	$(373,116)	(9.1)%
Subcontractor costs	(199,996)	(216,800)	16,804	7.8	(544,007)	(658,439)	114,432	17.4
Revenue, net of subcontractor costs (1)	1,108,559	1,153,016	(44,457)	(3.9)	3,195,367	3,454,051	(258,684)	(7.5)
Other costs of revenue	(865,354)	(901,477)	36,123	4.0	(2,517,701)	(2,766,854)	249,153	9.0
Gross profit	243,205	251,539	(8,334)	(3.3)	677,666	687,197	(9,531)	(1.4)
Selling, general and administrative expenses	(85,203)	(86,611)	1,408	1.6	(254,653)	(255,022)	369	0.1
Legal contingency costs	—	—	—	—	—	(115,000)	115,000	NM
Contingent consideration - fair value adjustments	(77)	58	(135)	(232.8)	7,429	2,355	5,074	215.5
Impairment of goodwill	—	—	—	—	—	(92,416)	92,416	NM
Income from operations	157,925	164,986	(7,061)	(4.3)	430,442	227,114	203,328	89.5
Interest expense	(7,158)	(8,288)	1,130	13.6	(23,124)	(23,996)	872	3.6
Other non-operating income	—	—	—	—	12,361	—	12,361	NM
Income before income tax expense	150,767	156,698	(5,931)	(3.8)	419,679	203,118	216,561	106.6
Income tax expense	(40,966)	(42,815)	1,849	4.3	(110,858)	(83,045)	(27,813)	(33.5)
Net income	109,801	113,883	(4,082)	(3.6)	308,821	120,073	188,748	157.2
Net income attributable to noncontrolling interests	(217)	(39)	(178)	(456.4)	(586)	(94)	(492)	NM
Net income attributable to Tetra Tech	$109,584	$113,844	$(4,260)	(3.7)	$308,235	$119,979	$188,256	156.9
Diluted earnings per share	$0.42	$0.43	$(0.01)	(2.3)	$1.18	$0.45	$0.73	162.2

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
NM = not meaningful
Our revenue in the third quarter and first nine months of fiscal 2026, compared to the same periods last year, primarily reflects decreased revenue in our GSG reportable segment due to the aforementioned reductions in USAID/DOS and disaster response activities. For the third quarter of fiscal 2026, our GSG segment's revenue and revenue, net of subcontractor costs, declined $111.0 million, or 15.6%, and $98.3 million, or 17.2%, respectively, compared to the same quarter last year. Our CIG segment's revenue increased $51.8 million, or 7.7%, and revenue, net of subcontractor costs, increased $53.9 million, or 9.3% in the third quarter of fiscal 2026 compared to the fiscal 2025 third quarter.

For the first nine months of fiscal 2026, our GSG segment's revenue and revenue, net of subcontractor costs, declined $516.4 million, or 23.5%, and $419.4 million, or 23.5%, respectively, compared to the year-ago period. Our CIG segment's revenue increased $149.5 million, or 7.6%, and revenue, net of subcontractor costs, increased $160.8 million, or 9.6% in the first nine months of fiscal 2026 compared to the fiscal 2025 period. The third quarter and first nine month results for GSG and CIG segments are described below under "Government Services Group" and "Commercial/International Group", respectively.

The following table reconciles our reported results to non-GAAP adjusted results. For the first nine months of fiscal 2026 and 2025, our adjusted results exclude adjustments to contingent consideration liabilities. Additionally, the first nine months of fiscal 2026 exclude the earnings per share ("EPS") contribution from the aforementioned non-operating gain from the sale of our operations in Norway. For the first nine months of fiscal 2025, our adjusted results exclude a non-cash goodwill impairment charge of $92.4 million that resulted from the aforementioned cancellation of USAID programs. The first nine months of fiscal 2025 also excludes a non-recurring charge of $115.0 million related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that there was no income tax expense for the non-operating gain in fiscal 2026, and no tax benefit recognized for $31.3 million of the legal contingency charge or $58.3 million of the goodwill impairment charge in fiscal 2025. The effective tax rates applied to the remaining adjustments to arrive at the adjusted EPS were 27.5% and 25.0% for the first nine months of fiscal 2026 and 2025, respectively. We applied the relevant marginal statutory tax rate based on the nature of the adjustment and the tax jurisdiction in which it occurred. Both EPS and adjusted EPS were calculated using the diluted weighted-average common shares outstanding for the respective periods as reflected in our Consolidated Statements of Income.

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
	($ in thousands, except per share data)
Income from operations	$157,925	$164,986	$(7,061)	(4.3)%	$430,442	$227,114	$203,328	89.5%
Legal contingency costs	—	—	—	—	—	115,000	(115,000)	NM
Impairment of goodwill	—	—	—	—	—	92,416	$(92,416)	NM
Earn-out adjustments	77	(58)	135	232.8	(7,429)	(2,355)	(5,074)	(215.5)
Adjusted income from operations (1)	$158,002	$164,928	$(6,926)	(4.2)	$423,013	$432,175	$(9,162)	(2.1)

EPS	$0.42	$0.43	$(0.01)	(2.3)	$1.18	$0.45	$0.73	162.2
Legal contingency costs	—	—	—	—	—	0.35	(0.35)	NM
Impairment of goodwill	—	—	—	—	—	0.31	(0.31)	NM
Earn-out adjustments	—	—	—	—	(0.02)	—	(0.02)	NM
Other non-operating income	—	—	—	—	(0.05)	—	(0.05)	NM
Adjusted EPS (1)	$0.42	$0.43	$(0.01)	(2.3)	$1.11	$1.11	$—	—

NM = not meaningful
(1) Non-GAAP financial measure

Excluding the non-recurring charges and the earn-out gains, our operating income decreased $6.9 million, or 4.2%, in the third quarter of fiscal 2026 and declined $9.2 million, or 2.1%, in the first nine months of fiscal 2026 compared to the same periods last year. The changes reflect lower results in our GSG reportable segment and improved results in our CIG reportable segment, which are described below under "Government Services Group" and "Commercial/International Group", respectively.

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
($ in thousands)
Net interest expense	$7,158	$8,288	$(1,130)	(13.6)%	$23,124	$23,996	$(872)	(3.6)%

Net interest expense decreased in the third quarter and first nine months of fiscal 2026 compared to the fiscal 2025 periods primarily due to lower borrowings and average debt interest rates.

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
($ in thousands)
Income tax expense	$40,966	$42,815	$(1,849)	(4.3)%	$110,858	$83,045	$27,813	33.5%

The effective tax rates for the first nine months of fiscal 2026 and 2025 were 26.4% and 40.9%, respectively. Income tax expense was reduced by $0.6 million and $1.0 million of excess tax benefits on share-based payments in the first nine months of fiscal 2026 and 2025, respectively. In addition, in the first nine months of fiscal 2026, we recognized a $12.4 million gain from the sale of our operations in Norway as described in Note 4, “Acquisitions and Divestitures” of the “Notes to Consolidated Financial Statements”. The gain is not taxable for income tax purposes. In the first nine months of fiscal 2025, we recognized a $92.4 million goodwill impairment charge as described in Note 5, Goodwill and Intangible Assets and determined that $58.3 million of the impairment is not deductible for tax purposes. We also recognized a $115.0 million non-recurring charge in the first nine months of fiscal 2025 related to legal contingencies as described in Note 16, "Commitments and Contingencies" of the “Notes to Consolidated Financial Statements”. We determined that $31.3 million of this charge is not tax deductible. Excluding the impact of the excess tax benefits on share-based payments, the gain from sale in the first nine months of fiscal 2026 and the goodwill impairment and legal contingency charge in the first nine months of fiscal 2025, our effective tax rates in the first nine months of fiscal 2026 and 2025 were 27.4% and 27.6%, respectively.
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
Government Services Group

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
	($ in thousands)
Revenue	$598,402	$709,411	$(111,009)	(15.6)%	$1,683,260	$2,199,636	$(516,376)	(23.5)%
Subcontractor costs	(124,065)	(136,751)	12,686	9.3	(318,358)	(415,297)	96,939	23.3
Revenue, net of subcontractor costs (1)	$474,337	$572,660	$(98,323)	(17.2)%	$1,364,902	$1,784,339	$(419,437)	(23.5)%

Income from operations	$82,837	$99,718	$(16,881)	(16.9)%	$229,107	$271,414	$(42,307)	(15.6)%

(1)     Non-GAAP financial measure

For the third quarter and first nine months of fiscal 2026, revenue decreased 15.6% and 23.5%, respectively, compared to the prior-year periods primarily due to the aforementioned cancellation of contracts with USAID and lower disaster response activities. Excluding revenue from USAID/DOS and the disaster response revenue, GSG segment revenue increased approximately 6% in the first nine months of fiscal 2026 compared to the same period last year. GSG revenue in the first nine months of fiscal 2026 includes approximately $85 million from a recent acquisition, that did not have comparable revenue for the same period last year.
Operating income decreased primarily due to the aforementioned revenue decline. However, GSG operating margin, based on revenue, net of subcontractor costs, increased to 16.8% in the first nine months of fiscal 2026 compared to 15.2% in the prior-year period. The increased operating margin reflects improved project execution and the elimination of the lower margin cost-reimbursable revenue with USAID.
Commercial/International Group

	Three Months Ended				Nine Months Ended
	June 28, 2026	June 29, 2025	Change		June 28, 2026	June 29, 2025	Change
			$	%			$	%
	($ in thousands)
Revenue	$728,276	$676,488	$51,788	7.7%	$2,108,576	$1,959,076	$149,500	7.6%
Subcontractor costs	(94,054)	(96,132)	2,078	2.2	(278,111)	(289,364)	11,253	3.9
Revenue, net of subcontractor costs (1)	$634,222	$580,356	$53,866	9.3%	$1,830,465	$1,669,712	$160,753	9.6%

Income from operations	$95,545	$87,112	$8,433	9.7%	$246,517	$225,249	$21,268	9.4%

(1)     Non-GAAP financial measure
The revenue growth in the third quarter and first nine months of fiscal 2026, compared to the same periods last year, reflects increased activities for water utilities including digital water projects, primarily in the United Kingdom. The increases also include the aforementioned international revenue in the first nine months of fiscal 2026 from our fiscal 2025 acquisition, that did not have comparable revenue for the fiscal 2025 period. Excluding revenue from the acquisition, net of the aforementioned Norway disposition, CIG revenue increased approximately 3% in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025.
Operating income increased due to the aforementioned revenue growth. CIG operating margin, based on revenue, net of subcontractor costs, was substantially the same in the first nine months of fiscal 2026 compared to same period last year.
Backlog
Backlog generally represents the dollar amount of revenue we expect to realize in the future when we perform the work. The difference between our remaining unsatisfied performance obligation ("RUPO") and backlog relates to contract terms. Specifically, our backlog does not consider the potential impact of termination for convenience clauses within the contracts. The contract term and thus remaining performance obligation on certain of our operations and maintenance contracts, are limited to the notice period required for contract termination (usually 30, 60, or 90 days). The differences between our backlog and RUPO at June 28, 2026 and September 28, 2025 were immaterial (see the table below):

	As of
	June 28, 2026	September 28, 2025
	($ in millions)

RUPO	$4,440	$4,101
Backlog	4,490	4,140
At June 28, 2026, our backlog was $4.5 billion. GSG and CIG reported $2.1 billion and $2.4 billion of backlog, respectively, at June 28, 2026.
Financial Condition, Liquidity and Capital Resources

Capital Requirements.  At June 28, 2026, we had $230.8 million of cash and cash equivalents and access to an additional $964.3 million of borrowings available under our credit facility. During the first nine months of fiscal 2026, we generated $466.6 million of cash from operations. Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our primary uses of cash are to fund working capital, cash dividends, share repurchases, capital expenditures and repayment of debt, as well as to fund acquisitions and earn-out obligations from prior acquisitions. We believe that our existing cash and cash equivalents, operating cash flows and borrowing capacity under our credit agreement, as described below, will be sufficient to meet our capital requirements for at least the next 12 months.
Cash and Cash Equivalents.  The following tables summarize information regarding our cash and cash equivalents (amounts in thousands):

	As of
	June 28, 2026	September 28, 2025	Change
			$	%

Cash and cash equivalents	$230,835	$167,459	$63,376	37.8%

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
			$	%

Net cash provided by (used in):
Operating activities	$466,553	$356,838	$109,715	30.7%
Investing activities	(165,562)	(108,273)	(57,289)	(52.9)
Financing activities	(240,033)	(234,987)	(5,046)	(2.1)
Effect of exchange rate changes	1,505	(3,434)	4,939	143.8
Net increase in cash	$62,463	$10,144	$52,319	515.8%
Operating Activities. For the first nine months of fiscal 2026, cash from operating activities increased $109.7 million compared to the first nine months of fiscal 2025, primarily due to cash collections related to disaster response activities completed in the fourth quarter of fiscal 2025 and on terminated USAID programs. The increase also reflects a $57 million payment for the aforementioned legal contingency in fiscal 2025.
Investing Activities.  Our cash used in investing activities for the first nine months of fiscal 2026 includes initial cash payments of $192 million for acquisitions, partially offset by the net proceeds of $40.3 million from the sale of our operations in Norway.
Financing Activities. Our cash used in financing activities primarily reflects share repurchases of approximately $200 million in the first nine months of both fiscal 2026 and fiscal 2025. In addition, we paid dividends of $52.5 million and $48.0 million in the first nine months of fiscal 2026 and fiscal 2025, respectively.
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
At June 28, 2026, we had $235 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $35 million borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the credit facilities was 5.01%. In addition, we had $0.7 million in standby letters of credit under the Amended Credit Agreement. At June 28, 2026, we had $564.3 million of available credit under the Amended Revolving Credit Facility, all of which could be borrowed without a violation of our debt covenants.
The Amended Credit Agreement contains certain affirmative and restrictive covenants, and customary events of default. The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.50 to 1.00 (total funded debt/EBITDA, as defined in the Amended Credit Agreement) and a minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 (EBITDA/Consolidated Interest Charges, as defined in the Amended Credit Agreement). Our obligations under the Amended Credit Agreement are guaranteed by certain of our domestic subsidiaries and are secured by first priority liens on (i) the equity interests of certain of our subsidiaries, including those subsidiaries that are guarantors or borrowers under the Amended Credit Agreement, and (ii) the accounts receivable, general intangibles and intercompany loans, and those of our subsidiaries that are guarantors or borrowers. At June 28, 2026, we were in compliance with these covenants with a consolidated leverage ratio of 1.24x and a consolidated interest coverage ratio of 18.98x.
In addition to the Amended Credit Agreement, we maintain other credit facilities, which may be used for short-term cash advances and bank guarantees. At June 28, 2026, there were no borrowings under these facilities, and the aggregate amount of standby letters of credit outstanding was $48.2 million. At June 28, 2026, we had no bank overdrafts related to our disbursement bank accounts.
Inflation.  We believe our operations have not been, and, in the foreseeable future, are not expected to be, materially adversely affected by inflation or changing prices due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin.
Stock repurchases. On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2026, we repurchased and settled 6,391,799 shares with an average price of $31.29 per share for a total cost of $200.0 million in the open market. We repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market in the first nine months of fiscal 2025. In the first nine months of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At June 28, 2026, our $400 million stock repurchase program was fully executed and we had a remaining balance of $397.8 million under our $500 million stock repurchase program.

Dividends.  Our Board of Directors has authorized the following dividends in fiscal 2026:

Declare Date	Dividend Paid Per Share	Record Date	Payment Date	Dividend Paid (in thousands)
November 10, 2025	$0.065	December 1, 2025	December 12, 2025	$16,937
January 26, 2026	0.065	February 12, 2026	February 27, 2026	16,915
April 27, 2026	0.072	May 14, 2026	June 2, 2026	18,621
Subsequent Event.  On July 27, 2026, our Board of Directors declared a quarterly cash dividend of $0.072 per share payable on August 27, 2026 to stockholders of record as of the close of business on August 13, 2026.
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
At June 28, 2026 and September 28, 2025, the liabilities for income taxes associated with uncertain tax positions were $55.8 million and $52.8 million, respectively. These liabilities represent our current estimates of the additional tax liabilities that may be assessed when the related audits are concluded. If these audits are resolved in a manner more unfavorable than our current expectations, our additional tax liabilities could be materially higher than the amounts currently recorded resulting in additional tax expense.
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
The following is a summary of our off-balance sheet arrangements:
•Letters of credit and bank guarantees are used primarily to support project performance and insurance programs. We are required to reimburse the issuers of letters of credit and bank guarantees for any payments they make under the outstanding letters of credit or bank guarantees. Our Amended Credit Agreement and additional letter of credit facilities cover the issuance of our standby letters of credit and bank guarantees and are critical for our normal operations. If we default on the Amended Credit Agreement or additional credit facilities, our inability to issue or renew standby letters of credit and bank guarantees would impair our ability to maintain normal operations. At June 28, 2026, we had $0.7 million in standby letters of credit outstanding under our Amended Credit Agreement and $48.2 million in standby letters of credit outstanding under our additional letter of credit facilities.
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
We are exposed to interest rate risk under our Amended Credit Agreement. We can borrow, at our option, under the 5Y Term Loan Facility and Amended Revolving Credit Facility. We may borrow on the Amended Revolving Credit Facility, at our option, at either (a) a benchmark rate plus a margin that ranges from 1.000% to 1.750% per annum, or (b) a base rate for loans in U.S. dollars (the highest of the U.S. federal funds rate plus 0.50% per annum, the bank’s prime rate or the SOFR rate plus 1.00%, plus a margin that ranges from 0% to 0.75% per annum). In each case, the applicable margin is based on our Consolidated Leverage Ratio, calculated quarterly. The 5Y Term Loan Facility is subject to the same interest rate provisions. The Amended Credit Agreement expires on May 5, 2030, or earlier at our discretion upon payment in full of loans and other obligations. At June 28, 2026, we had $235 million in outstanding borrowings under the Amended Credit Agreement, which consisted of $200 million under the 5Y Term Loan Facility and $35 million borrowings under the Amended Revolving Credit Facility. For the first nine months of fiscal 2026, the weighted-average interest rate of the outstanding borrowings under the Amended Credit Agreement was 5.01%.
The majority of our transactions are in U.S. dollars; however, some of our subsidiaries conduct business in foreign currencies, primarily the Canadian and Australian dollars, the Euro, and British Pound. Therefore, we are subject to currency exposure and volatility because of currency fluctuations. We attempt to minimize our exposure to these fluctuations by matching revenue and expenses in the same currency for our contracts. We report our foreign currency gains and losses in “Selling, general and administrative expenses” on our consolidated statements of income. For the first nine months of fiscal 2026, we reported $1.5 million of foreign currency loss compared to a loss of $2.3 million in the same period last fiscal year.
We have foreign currency exchange rate exposure in our results of operations and equity primarily because of the currency translation related to our foreign subsidiaries where the local currency is the functional currency. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in reduced revenue, operating expenses, assets and liabilities. Similarly, our revenue, operating expenses, assets and liabilities will increase if the U.S. dollar weakens against foreign currencies. For the first nine months of fiscal 2026 and 2025, 43.5% and 36.0% of our consolidated revenue, respectively, was generated by our international business. For the first nine months of fiscal 2026, the effect of foreign exchange rate translation on our consolidated balance sheet was a decrease in equity of $9.2 million compared to an increase of $13.8 million in the prior-year period. These amounts were recognized as adjustments to equity through other comprehensive income.
Item 3.           Quantitative and Qualitative Disclosures about Market Risk
Please refer to the information we have included under the heading “Financial Market Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Form 10-Q which is incorporated herein by reference.
Item 4.           Controls and Procedures
Evaluation of disclosure controls and procedures and changes in internal control over financial reporting.  At June 28, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), were effective.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2025, our Board of Directors authorized an additional $500 million stock repurchase program in addition to the previous $400 million stock repurchase program authorized on October 5, 2021. In the first nine months of fiscal 2026, we repurchased and settled 6,391,799 shares with an average price of $31.29 per share for a total cost of $200.0 million in the open market. We repurchased and settled 5,933,085 shares with an average price of $33.71 per share for a total cost of $200.0 million in the open market in the first nine months of fiscal 2025. In the first nine months of fiscal 2026, we also paid $2.0 million of excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. At June 28, 2026, our $400 million stock repurchase program was fully executed and we had a remaining balance of $397.8 million under our $500 million stock repurchase program.
Below is a summary of the stock repurchases that were traded and settled during the first nine months of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)
September 29, 2025 - October 26, 2025	488,381	$33.57	488,381	$581,432
October 27, 2025 - November 23, 2025	517,534	33.35	517,534	564,172
November 24, 2025 - December 28, 2025	476,201	34.32	476,201	547,828
December 29, 2025 - January 25, 2026	390,022	35.45	390,022	534,003
January 26, 2026 - February 22, 2026	442,691	38.30	442,691	517,049
February 23, 2026 - March 29, 2026	579,710	33.16	579,710	497,828
March 30, 2026 - April 26, 2026	504,334	31.14	504,334	482,123
April 27, 2026 - May 24, 2026	725,904	29.13	725,904	460,976
May 25, 2026 - June 28, 2026	2,267,022	27.85	2,267,022	397,828
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
Item 5.                                                         Other Information
Rule 10b5-1 Trading Plans
During the third quarter of fiscal 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.
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

101
The following financial information from our Company’s Quarterly Report on Form 10-Q, for the period ended June 28, 2026, formatted in Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2026	TETRA TECH, INC.

	By:	/s/ ROGER R. ARGUS
Roger R. Argus
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ STEVEN M. BURDICK
Steven M. Burdick
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BRIAN N. CARTER
Brian N. Carter
Senior Vice President, Corporate Controller
(Principal Accounting Officer)